Form 10-Q
period 2003-06-30
KNBT BANCORP INC
filed 2003-09-25
CIK 1236964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-105899

KNBT Bancorp, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	38-3681905
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Route 512 and Highland Avenue
Bethlehem, Pennsylvania	18017
(Address of Principal Executive Offices)	(Zip Code)

(610) 861-5000
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☐        No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: As of September 25, 2003, no shares of the Registrant’s common stock were issued and outstanding. *

*	The issuer became subject to the filing requirements of Sections 13 and 15(d) when its Form S-1 was declared effective by the SEC on August 12, 2003.

PART I—FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

Keystone Savings Bank and Subsidiary

Consolidated Balance Sheet

June 30, 2003 (Unaudited) and December 31, 2002

(in thousands)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS
Cash and due from banks	$12,448	$33,535
Interest-bearing deposits with banks	39,169	52,758

Total cash and cash equivalents	51,617	86,293
Investment securities available for sale	390,422	294,150
Federal Home Loan Bank of Pittsburgh stock	8,519	8,011
Loans receivable, net	533,045	555,526
Mortgage loans held for sale	24,655	23,796
Bank owned life insurance	27,031	26,334
Premises and equipment, net	18,084	12,178
Accrued interest receivable	5,015	4,964
Other assets	5,005	4,654

Total assets	$1,063,393	$1,015,906

LIABILITIES AND RETAINED EARNINGS
Liabilities
Deposits	$814,271	$771,825
Securities sold under agreements to repurchase	9,266	8,904
Advances from the Federal Home Loan Bank	108,000	113,500
Advance payments by borrowers for taxes and insurance	2,688	2,283
Accrued interest payable	816	711
Other liabilities	10,881	7,634

Total liabilities	945,922	904,857
Retained earnings—substantially restricted	111,901	106,326
Accumulated other comprehensive income	5,570	4,723

Total retained earnings	117,471	111,049

Total liabilities and retained earnings	$1,063,393	$1,015,906

Keystone Savings Bank and Subsidiary

Consolidated Statements of Income

Three and Six Months Ended June 30, 2003 and 2002

(in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(unaudited)
Interest income
Loans receivable, including amortization of origination fees	$9,526	$10,384	$19,659	$22,645
Investment securities	4,005	4,286	7,943	6,885
Other interest	47	51	115	118

Total interest income	13,578	14,721	27,717	29,648

Interest expense
Deposits	3,809	6,228	7,972	12,789
Advances from the Federal Home Loan Bank	1,154	654	2,262	1,217
Other expense	28	37	60	68

Total interest expense	4,991	6,919	10,294	14,074

Net interest income	8,587	7,802	17,423	15,574
Provision (recovery) for loan losses	326	197	388	(248)

Net interest income after provision (recovery) for loan losses	8,261	7,605	17,035	15,822

Noninterest income
Deposit charges and service fees	1,695	1,154	3,278	2,180
Net gains on sales of investment securities	2	—	2	1,202
Bank owned life insurance	342	354	697	705
Net gains (losses) on sales of residential mortgages	376	123	640	187
Net gains (losses) on sales of other real estate owned	(14)	32	(35)	32

Total noninterest income	2,401	1,663	4,582	4,306

Noninterest expense
Compensation and employee benefits	3,723	3,349	7,458	6,334
Occupancy expenses	428	322	898	625
FDIC insurance premiums	31	32	63	67
Advertising	209	235	516	386
Data processing	489	472	920	905
Depreciation and amortization	414	315	795	622
Other	1,854	993	3,404	1,961

Total noninterest expense	7,148	5,718	14,054	10,900

Income before income taxes	3,514	3,550	7,563	9,228
Income taxes	888	949	1,988	2,731

Net income	$2,626	$2,601	$5,575	$6,497

See accompanying notes to consolidated financial statements.

Keystone Savings Bank and Subsidiary

Consolidated Statement of Retained Earnings

Six Months Ended June 30, 2003 (Unaudited)

(in thousands)

	Retained earnings	Accumulated other comprehensive income (loss)	Comprehensive income	Total
Balance at December 31, 2002	$106,326	$4,723		$111,049
Net income	5,575	—	$5,575	5,575
Other comprehensive income, net of reclassification adjustments and taxes	—	847	847	847

Total comprehensive income			$6,422

Balance at June 30, 2003	$111,901	$5,570		$117,471

See accompanying notes to consolidated financial statements.

Keystone Savings Bank and Subsidiary

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

(in thousands)

	Six Months Ended June 30,
	2003	2002
	(unaudited)
Operating activities
Net income
Adjustments to reconcile net income to net cash provided by (used in) operating activities	$5,575	$6,497
Depreciation and amortization	795	622
Amortization of discounts on investment securities, net	1,374	(59)
Provision for loan losses	388	(248)
Mortgage loans originated for sale	22,288	39,200
Mortgage loan sales	(22,928)	(39,387)
Changes in mortgages held for sale	(859)	(8,860)
Net loss (gain) on sale of real estate owned	35	(32)
Net loss (gain) on sale investment securities	(2)	(1,202)
Increase/decrease in accrued interest receivable	(748)	(1,419)
Increase/decrease in other assets	(790)	(2,231)
Increase/decrease in advance payments by borrowers for taxes and insurance	405	939
Increase/decrease in other liabilities and accrued interest payable	3,352	3,200

Net cash provided by (used in) operating activities	8,885	(2,980)

Investing activities
Proceeds from sales of real estate owned	337	208
Proceeds from sales of investment securities available for sale	3,050	63,844
Proceeds from maturities, calls and principal repayments of investment securities available for sale	118,303	31,387
Purchases of investment securities available for sale	(170,716)	(125,917)
Purchases of premises and equipment	(6,701)	(1,106)
Purchases of Federal Home Loan Bank of Pittsburgh stock	(741)	(84)
Redemption of Federal Home Loan Bank of Pittsburgh stock	233	—
Net increase in loans	(24,636)	(15,134)
Purchase of bank-owned life insurance	—	(4,000)

Net cash (used in) investing activities	(80,871)	(50,802)

Financing activities
Net increase in deposits	42,448	17,263
Net increase in repurchase agreements	362	24,000
Net advances from (repayment to) the Federal Home Loan Bank	(5,500)	2,035

Net cash provided by financing activities	37,310	43,298

Net increase (decrease) in cash and cash equivalents	(34,676)	(10,484)
Cash and cash equivalents at beginning of year	86,293	51,844

Cash and cash equivalents at end of year	$51,617	$41,360

Supplemental disclosure of cash flow information:
Income Taxes	$2,095	$1,725

Interest on deposits, advances and borrowed money	$10,189	$14,009

Supplemental disclosure of noncash activities
Mortgage loan securitizations	$47,251	$115,336

Reclassifications of loans receivable to other real estate owned	$337	$535

See accompanying notes to consolidated financial statements.

KEYSTONE SAVINGS BANK AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.	Basis of Presentation.

On May 22, 2003, Keystone Savings Bank (the “Bank” or “Keystone”) incorporated KNBT Bancorp, Inc., a Pennsylvania corporation (the “Company” or “registrant”) to facilitate the conversion of the Bank from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank (the “Conversion”). The Conversion is expected to be consummated in October 2003, at which time the Company will become the holding company for the Bank and issue shares of its common stock to the general public. The Company will own all the outstanding common stock of the Bank upon completion of the Conversion. Immediately after the completion of the Conversion, the Company expects to merge with First Colonial Group, Inc., the holding company for Nazareth National Bank and Trust Company, which will merge with the Bank. The Company filed a Form S-1 with the Securities and Exchange Commission (“SEC”) on June 6, 2003, which, as amended, was declared effective by the SEC on August 12, 2003. The registrant is in organization and has engaged in no operations to date; accordingly, no financial statements of the Company have been included herein.

References in this document to “we,” “our” or “us” refer to the Company together with the Bank, unless the context requires otherwise.

2.	Basis of Consolidation

The consolidated financial statements include the accounts of the Bank and its wholly owned subsidiary, KLVI, Inc. (“KLVI”). KLVI was formed in 1997 to hold and manage certain securities investments.

The accompanying unaudited consolidated financial statements as of June 30, 2003 and for the three and six month periods ended June 30, 2003 and 2002 have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America. All significant intercompany accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation. The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year. These interim financial statements should be read in conjunction with the Company’s consolidated audited financial statements and the notes thereto contained in the Company’s prospectus dated August 12, 2003.

KEYSTONE SAVINGS BANK AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

3.	Investment Securities

Investment securities at June 30, 2003 and December 31, 2002 are summarized below:

	June 30, 2003 (unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Available for sale
U.S. Government and agencies	$17,626	$157	$(3)	$17,780
Obligations of states and political subdivisions	56,638	4,219	(47)	60,810
Asset-managed funds
Adjusted rate mortgage portfolio	4,939	—	(29)	4,910
Mortgaged-backed securities:
GNMA	2,657	78		2,735
FHLMC	17,986	269	(48)	18,207
FNMA	98,240	3,390	(5)	101,625
Other CMO’s	153,830	434	(1,105)	153,159

	272,713	4,171	(1,158)	275,726
Corporate and other debt securities	30,066	1,130	—	31,196

	$381,982	$9,677	$(1,237)	$390,422

	December 31, 2002
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Available for sale
U.S. Government and agencies	$30,677	$398	$—	$31,075
Obligations of states and political subdivisions	38,935	2,148	(44)	41,039
Asset-managed funds
Adjusted rate mortgage portfolio	4,939	—	(25)	4,914
Mortgaged-backed securities
GNMA	3,234	93	—	3,327
FHLMC	17,963	390	(5)	18,348
FNMA	73,743	2,382	(24)	76,101
Other CMO’s	83,449	862	(137)	84,174

	178,389	3,727	(166)	181,950
Corporate and other debt securities	34,053	1,132	(13)	35,172

	$286,993	$7,405	$(248)	$294,150

KEYSTONE SAVINGS BANK AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

4.	Loan Portfolio Composition

Loans receivable at June 30, 2003 and December 31, 2002 are summarized below.

	June 30,	December 31,
	2003	2002
	(in thousands)
Real estate
Mortgage	$332,869	$396,604
Construction	77,675	59,363

Total real estate loans	410,544	455,967
Commercial business loans	15,584	10,050
Consumer loans	163,429	143,731

Total loans	589,557	609,748
Less: Mortgage Loans held for sale	(24,655)	(23,796)
Loans in process	(26,724)	(24,263)
Deferred fees	(2,319)	(3,236)
Allowance for loan losses	(2,814)	(2,927)

Net loans	$533,045	$555,526

The following table sets forth the activity in the Bank’s allowance for loan losses during the periods indicated.

	Six Months Ended June 30,
	2003	2002
	(in thousands)
Balance, beginning	$2,927	$3,386
Provisions charged (recovery made) to operations	388	(248)
Loans charged off	(524)	(223)
Recoveries of loans previously charged off	23	7

Balance, end	$2,814	$2,922

KEYSTONE SAVINGS BANK AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table shows the amounts of non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned, at the dates indicated. Keystone did not have troubled debt restructurings at any of the dates indicated.

	June 30, 2003	December 31, 2002
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$1,431	$2,023
Multi-family residential	—	—
Commercial real estate and land	—	—
Construction and land development	—	—
Commercial business	—	—
Consumer	157	174

Total non-accruing loans	1,588	2,197

Accruing loans 90 days or more past due:
One- to four-family residential	—	283
Multi-family residential	—	—
Commercial real estate	—	—
Construction and land development	—	—
Commercial business	15	15
Consumer	—	—

Total accruing loans 90 days or more past due	15	298

Total non-performing loans(1)	1,603	2,495

Real estate owned, net(2)	400	115

Total non-performing assets	$2,003	$2,610

Total non-performing loans as a percentage of loans, net	0.30%	0.43%

Total non-performing loans as a percentage of total assets	0.15%	0.25%

Total non-performing assets as a percentage of total assets	0.19%	0.26%

(1)	Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.
(2)	Real estate owned balances are shown net of related loss allowances and include both real property and other repossessed collateral consisting primarily of automobiles.

5.	Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003. SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents or includes the conclusions reached by the FASB on certain FASB Staff Implementation Issues. Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company periodically enters

KEYSTONE SAVINGS BANK AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

into commitments with its customers, which it intends to sell in the future. Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company’s financial position or results of operations.

The FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, on May 15, 2003. SFAS No. 150 changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 is effective for public companies for financial instruments entered into or modified after May 13, 2003 and is effective at the beginning of the first interim period beginning after June 15, 2003. Management has not entered into any financial instruments that would qualify under SFAS No. 150.

KEYSTONE SAVINGS BANK AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements and information relating to the Company and the Bank that are based on the beliefs of management as well as assumptions made by and information currently available to management. In addition, in portions of this document the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “should” and similar expressions, or the negative thereof, as they relate to the Company or the Bank or their management, are intended to identify forward-looking statements. Such statements reflect the current views of the Company and/or the Bank with respect to forward-looking events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. The Company does not intend to update these forward-looking statements.

General

The Company was formed by the Bank in connection with the Bank’s conversion and has not yet commenced operations. The Company’s results of operations initially will be primarily dependent on the results of the Bank, which will be a wholly owned subsidiary upon completion of the conversion. The Bank’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and the cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by provisions for loan losses, loan sale activities and loan servicing. Non-interest expense principally consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial conditions and results of operations.

Critical Accounting Policies

Keystone has identified the calculation of the allowance for loan losses as a critical accounting policy, due to the higher degree of judgment and complexity than its other significant accounting policies. Provisions for loan losses will continue to be based upon management’s periodic valuation and assessment of the overall loan portfolio and the underlying collateral, trends in non-performing loans, current economic conditions and other relevant factors in order to maintain the allowance for loan losses at a level believed by management to be sufficient to absorb estimated, probable losses. Although management uses the best information available, the level of the allowance for loan losses remains an estimate which is subject to significant judgment and short-term change.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Keystone’s total assets increased by $47.5 million, or 4.7% to $1.1 billion at June 30, 2003 compared to $1.0 billion at December 31, 2002. The increase in total assets was due primarily to an increase in investment securities which was partially offset by decreases in cash and cash equivalents and net loans receivable. During the six-months ended June 30, 2003, Keystone’s investment securities increased by $96.3 million, or 32.7%, to $390.4 million at June 30, 2003 compared to $294.2 million at December 31, 2002. Keystone’s net loans receivable, including mortgage loans held for sale decreased by $21.6 million, or 3.7%, to $557.7 million at June 30, 2003 compared to $579.3 million at December 31, 2002. Such decrease reflects the continuing high prepayment levels of mortgage loans, as customers continue to take advantage of the low market rates of interest to refinance mortgage loans, as well as Keystone’s securitization of $47.3 million in residential mortgage loans in the first quarter of 2003. Keystone’s cash and cash equivalents amounted to $51.6 million at June 30, 2003, a $34.7 million, or 40.2%, decrease from $86.3 million of cash and cash equivalents at December 31, 2002. Such

KEYSTONE SAVINGS BANK AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

decrease primarily reflects Keystone’s purchases of additional investment securities during the six-months ended June 30, 2003.

Keystone’s deposits increased by $42.4 million, or 5.5%, to $814.3 million at June 30, 2003 compared to December 31, 2002. Federal Home Loan Bank (“FHLB”) advances and other borrowings decreased by $5.1 million, or 4.2%, to $117.3 million at June 30, 2003 compared to $122.4 million at December 31, 2002. Keystone’s retained earnings increased by $6.4 million, or 5.8%, to $117.5 million at June 30, 2003 compared to $111.0 million at December 31, 2002. Such increase in retained earnings was due primarily to $5.6 million in net income for the six-months ended June 30, 2003.

Keystone’s net loans receivable amounted to 52.4% of its total assets at June 30, 2003. At such date, its investment securities, all of which are classified as available for sale, constituted 36.7% of total assets. Keystone’s ratio of retained earnings to total assets at June 30, 2003 amounted to 11.0%, and its ratio of total non-performing assets to total assets was 0.19%.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2003 and 2002

General. Keystone’s net income for the three months ended June 30, 2003 was $2.6 million, relatively constant with net income for the three months ended June 30, 2002. For the six months ended June 30, 2003, Keystone’s net income was $5.6 million, a $922,000 or 14.2% decrease from net income of $6.5 million for the six months ended June 30, 2002. The primary reason for the decrease in the six-month period in 2003 was an increase in Keystone’s non-interest expenses which more than offset an increase in its net interest income. Keystone’s average interest rate spread increased by 14 basis points to 3.30% for the three months ended June 30, 2003 compared to 3.16% for the three months ended June 30, 2002. For the six-months ended June 30, 2003 and 2002, Keystone’s average interest rate spread was 3.36% and 3.17%, respectively. The increases in Keystone’s average interest rate spread were due primarily to a decrease of 112 basis points in Keystone’s average cost of funds in the respective three-month and six-month periods over the prior year comparable periods. Keystone’s net interest margin was 3.53% and 3.48% for the three months ended June 30, 2003 and 2002, respectively, and 3.61% and 3.50% for the six months ended June 30, 2003 and 2002, respectively. Keystone’s ratio of average interest-earning assets to average interest-bearing liabilities increased in both the three-month and six-month period ended June 30, 2003 over the prior year comparable periods.

Interest Income. Keystone’s total interest income was $13.6 million for the three months ended June 30, 2003 compared to $14.7 million for the three months ended June 30, 2002, a $1.1 million or 7.8% decline. For the six months ended June 30, 2003, total interest income was $27.7 million compared to $29.6 million for the six months ended June 30, 2002, a $1.9 million or 6.5% decrease. The primary reason for the decrease in total interest income in the 2003 periods was the continuing effects of the low market rates of interest. The average yield on Keystone’s interest-earning assets was 5.58% and 5.74% for the three months and six months, respectively, ended June 30, 2003 compared to 6.56% and 6.67% for the respective comparable period in 2002.

Interest Expense. Keystone’s total interest expense was $5.0 million for the three months ended June 30, 2003 compared to $6.9 million for the three months ended June 30, 2002, a decrease of $1.9 million or 27.9%. Total interest expense at Keystone was $10.3 million for the six months ended June 30, 2003 compared to $14.1 million for the six months ended June 30, 2002, a $3.8 million or 26.9% decline. Such reductions reflect the lower average rates of interest paid by Keystone on both its deposits and its borrowings in the 2003 periods. Keystone’s average rate paid on interest-bearing liabilities was 2.28% for the three months ended June 30, 2003 compared to 3.40% for the three months ended June 30, 2002. For the six months ended June 30, 2003, Keystone’s average rate paid on interest-bearing liabilities was 2.38% compared to 3.50% for the six months ended June 30, 2002.

KEYSTONE SAVINGS BANK AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Tax-exempt income and yields have not been adjusted to a tax-equivalent basis. All average balances are based on monthly balances. Management does not believe that the monthly averages differ significantly from what the daily averages would be.

	Three Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Deposits at other institutions	$45,347	$110	0.97%	$35,714	$147	1.65%
Investment securities (1)	387,782	3,942	4.07	292,246	4,190	5.73
Loans receivable (2)	540,820	9,526	7.05	568,988	10,384	7.30

Total interest-earning assets	973,949	13,578	5.58	896,948	14,721	6.56

Non-interest-earning assets	68,686			57,798

Total assets	1,042,635			954,746

Interest-bearing liabilities:
Deposits:
Savings accounts	125,966	289	0.92%	111,949	418	1.49%
Checking accounts (3)	91,649	67	0.29	82,441	118	0.57
Money market accounts	160,210	528	1.32	131,849	685	2.08
Certificate accounts	383,109	2,925	3.05	429,570	5,007	4.66

Total deposits	760,934	3,809	2.00	755,809	6,228	3.30
FHLB advances and other borrowings	115,103	1,182	4.11	58,740	691	4.71

Total interest-bearing liabilities	876,037	4,991	2.28	814,548	6,919	3.40

Non-interest-bearing liabilities:
Deposits	40,538			28,884
Other	9,045			8,286

Total liabilities	925,620			851,719
Retained earnings	117,015			103,027

Total liabilities and retained earnings	$1,042,635			$954,746

Net interest-earning assets	$97,912			$82,400

Net interest income; average interest rate spread		$8,587	3.30%		$7,802	3.16%

Net interest margin (4)			3.53%			3.48%

Average interest-earning assets to average interest-bearing liabilities			111.18%			110.12%

(Footnotes on next page)

KEYSTONE SAVINGS BANK AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Deposits at other institutions	$50,062	$243	0.97%	$37,666	$286	1.52%
Investment securities (1)	357,982	7,815	4.37	234,785	6,717	5.72
Loans receivable (2)	558,129	19,659	7.04	616,763	22,645	7.34

Total interest-earning assets	966,173	27,717	5.74	889,214	29,648	6.67

Non-interest-earning assets	59,460			50,408

Total assets	1,025,633			939,622

Interest-bearing liabilities:
Deposits:
Savings accounts	122,285	595	0.97%	108,979	812	1.49%
Checking accounts (3)	88,725	179	0.40	80,619	229	0.57
Money market accounts	156,724	1,154	1.47	128,850	1,381	2.14
Certificate accounts	385,181	6,044	3.14	432,428	10,367	4.79

Total deposits	752,915	7,972	2.12	750,876	12,789	3.41
FHLB advances and other borrowings	112,972	2,322	4.11	53,847	1,285	4.77

Total interest-bearing liabilities	865,887	10,294	2.38	804,723	14,074	3.50

Non-interest-bearing liabilities:
Deposits	37,477			26,962
Other	7,352			7,359

Total liabilities	910,716			839,044
Retained earnings	114,917			100,578

Total liabilities and retained Earnings	$1,025,633			$939,622

Net interest-earning assets	$100,286			$84,491

Net interest income; average interest rate spread		$17,423	3.36%		$15,574	3.17%

Net interest margin (4)			3.61%			3.50%

Average interest-earning assets to average interest-bearing liabilities			111.58%			110.50%

(1)	Includes securities available-for-sale and held-to-maturity. Investment securities also include Federal Home Loan Bank stock.
(2)	Includes nonaccrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(3)	Includes non-interest-bearing checking accounts.
(4)	Equals net interest income divided by average interest-earning assets.

KEYSTONE SAVINGS BANK AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Rate/Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected Keystone’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Three Months Ended June 30, 2003 vs. Three Months Ended June 30, 2002			Six Months Ended June 30, 2003 vs. Six Months Ended June 30, 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
			Total			Total
	Rate	Volume	Increase (Decrease)	Increase (Decrease)	Volume	Increase (Decrease)
	(In Thousands)
Interest income:
Cash and cash equivalents	$(107)	$70	$(37)	$(485)	$442	$(43)
Investment securities	(1,618)	1,370	(248)	(2,426)	3,524	1,098
Loans receivable, net	(354)	(504)	(858)	(894)	(2,092)	(2,986)

Total interest-earning assets	(2,079)	936	(1,143)	(3,805)	1,874	(1,931)
Interest expense:
Savings accounts	(191)	62	(129)	(335)	118	(217)
Checking accounts	(66)	15	(51)	(77)	27	(50)
Money market accounts	(381)	224	(157)	(735)	508	(227)
Certificate accounts	(1,585)	(497)	(2,082)	(3,284)	(1,039)	(4,323)

Total deposits	(2,223)	(196)	(2,419)	(4,431)	(386)	(4,817)
FHLB advances and other borrowings	(75)	566	491	(150)	1,187	1,037

Total interest-bearing liabilities	(2,298)	370	(1,928)	(4,581)	801	(3,780)

Increase (decrease) in net interest income	$219	$566	$785	$776	$1,073	$1,849

Provision for Loan Losses. Keystone made provisions for loan losses of $326,000 for the three months ended June 30, 2003 compared to $197,000 for the three months ended June 30, 2002. For the six months ended June 30, 2003, Keystone’s provision for loan losses was $388,000 compared to a $248,000 recovery for the six months ended June 30, 2002. During the first quarter of 2002, Keystone made a recovery of $445,000 on its loan loss allowance, primarily reflecting its securitizations of $115.3 million of mortgage loans during the quarter. At June 30, 2003, Keystone’s total non-performing loans amounted to $1.6 million compared to $1.3 million in non-performing loans at June 30, 2002. Keystone’s allowance for loan losses was $2.8 million, or 177.2% of total non-performing loans, at June 30, 2003 compared to $2.9 million, or 226.3% of total non-performing loans, at June 30, 2002. Keystone’s net loan charge-offs amounted to $208,000 and $501,000 for the three months and six months ended June 30, 2003, respectively, compared to $65,000 and $216,000 for the three months and six months ended June 30, 2002, respectively.

KEYSTONE SAVINGS BANK AND SUBSIDIARY

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS—(Continued)

Other Income. Keystone’s total non-interest income amounted to $2.4 million for the three months ended June 30, 2003 compared to $1.7 million for the three months ended June 30, 2002, a $738,000 or 44.4% increase. For the six months ended June 30, 2003, Keystone’s total non-interest income was $4.6 million compared to $4.3 million for the six months ended, a $276,000 or 6.4% increase. The primary reasons for Keystone’s increases in non-interest income in the 2003 periods were increased fee income from transaction accounts as well as increased income from bank owned life insurance (“BOLI”).

Other Expense. Keystone’s non-interest expense was $7.1 million for the three months ended June 30, 2003 compared to $5.7 million for the three months ended June 30, 2002, a $1.4 million or 25.0% increase. For the six months ended June 30, 2003, Keystone’s non-interest expense was $14.1 million compared to $10.9 million for the six months ended June 30, 2002, an increase of $3.2 million or 28.9%. The primary reasons for the increase in Keystone’s non-interest expenses in the 2003 periods were increases in employee compensation and benefits costs.

Income Tax Expense. Keystone’s income tax expense was $888,000 for the three months ended June 30, 2003 compared to $949,000 for the three months ended June 30, 2002. Such decrease in Keystone’s income tax expense reflects its increased investment in tax advantaged municipal securities as well as increased BOLI income. For the six months ended June 30, 2003, Keystone’s income tax expense was $2.0 million compared to $2.7 million for the six months ended June 30, 2002. The decrease was due primarily to the decrease in net income as well as the effects of Keystone’s investments in municipal securities and BOLI.

Item 3—Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Bank’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Keystone – How Keystone Manages Market Risk” and – “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s prospectus dated August 12, 2003. There has been no material change in the Bank’s asset and liability position or the market value of the Bank’s equity since March 31, 2003.

Item 4—Controls and Procedures.

Our management evaluated, with the participation of our Senior Executive Vice President and Chief Operating Officer (who is also our acting principal executive officer and principal financial officer) the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our Senior Executive Vice President and Chief Operating Officer has concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1—Legal Proceedings.

There are no matters required to be reported under this item.

Item 2—Changes in Securities and Use of Proceeds.

(a), (b) and (c) Not applicable.

(d)	The Company’s Form S-1 (File No. 333-105899) was declared effective by the SEC on August 12, 2003. The offering commenced on August 22, 2003, and the offering subscription period ended September 15, 2003. Sandler O’Neill & Partners, L.P. was the underwriter. A total of 31,174,183 shares of common stock were registered solely for the account of the Company. The Conversion has not yet been completed and no shares have been issued to date.

Item 3—Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4—Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5—Other Information.

There are no matters required to be reported under this item.

Item 6—Exhibits and Reports on Form 8-K.

(a) List of exhibits: (filed herewith unless otherwise noted)

2.1	Plan of Conversion*
2.2	Agreement and Plan of Merger between Keystone Savings Bank and First Colonial Group, Inc. (without exhibits)*
3.1	Articles of Incorporation of KNBT Bancorp, Inc.*
3.2	Bylaws of KNBT Bancorp, Inc.*
4.0	Form of Stock Certificate of KNBT Bancorp, Inc.*
10.1	Employment Agreement between Keystone Savings Bank, KNBT Bancorp and Scott V. Fainor*
10.2	Employment Agreement between Keystone Savings Bank, KNBT Bancorp and Eugene T. Sobol*
10.3	Letter Agreement between Keystone Savings Bank and Eugene T. Sobol*
10.4	Retirement Agreement between Keystone Savings Bank and Frederick E. Kutteroff*
10.5	Supplemental Executive Retirement Plan*
10.6	Performance Unit Plan*
10.7	Senior Management Variable Compensation Program*
10.8	Severance Agreement between Keystone Savings Bank and Richard L. Meares*
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on June 6, 2003, as amended, and declared effective on August 12, 2003 (File No. 333-105899).

(b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNBT BANCORP, INC.

Date: September 25, 2003	By:	/S/ EUGENE T. SOBOL

Eugene T. Sobol Senior Executive Vice President and Chief Operating Officer (acting principal executive officer and principal financial and accounting officer)