Form 10-Q
period 2003-09-30
KNBT BANCORP INC
filed 2003-11-13
CIK 1236964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 000-50426

KNBT Bancorp, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Pennsylvania	38-3681905
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Highland Avenue Bethlehem, Pennsylvania	18017
(Address of Principal Executive Offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  As of November 11, 2003, 30,363,138 shares of the Registrant’s common stock were issued and outstanding.

PART I - FINANCIAL INFORMATION

Interim financial information required by Rule 10-01 of Regulation S-X and Item 303 of Regulation S-K is included in this Form 10-Q as referenced below.

Keystone Savings Bank and Subsidiary
Consolidated Balance Sheet
September 30, 2003 (Unaudited) and December 31, 2002
(in thousands)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Cash and due from banks	$13,326	$33,535
Interest-bearing deposits with banks	364,619	52,758
Total cash and cash equivalents	377,945	86,293

Investment securities available for sale	337,980	294,150
Federal Home Loan Bank of Pittsburgh stock	8,889	8,011
Loans receivable, net	572,847	555,526

Mortgage loans held for sale	10,617	23,796

Bank owned life insurance	27,374	26,334
Premises and equipment, net	17,700	12,178
Accrued interest receivable	4,826	4,964
Other assets	9,867	4,654

Total assets	$1,368,045	$1,015,906

LIABILITIES AND RETAINED EARNINGS

Liabilities
Deposits	$819,347	$771,825
Securities sold under agreements to repurchase	11,034	8,904
Advances from the Federal Home Loan Bank	106,000	113,500
Advance payments by borrowers for taxes and insurance	993	2,283
Accrued interest payable	781	711
Stock subscription escrow	304,477	—
Other liabilities	7,360	7,634

Total liabilities	1,249,992	904,857

Retained earnings - substantially restricted	113,657	106,326
Accumulated other comprehensive income	4,396	4,723

Total retained earnings	118,053	111,049
Total liabilities and retained earnings	$1,368,045	$1,015,906

See accompanying notes to consolidated financial statements.

Keystone Savings Bank and Subsidiary

Consolidated Statements of Income

Three and Nine Months Ended September 30, 2003 and 2002

(in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(unaudited)
Interest income
Loans receivable, including amortization of origination fees	$9,745	$10,716	$29,404	$33,361
Investment securities	3,403	4,398	11,346	11,283
Other interest	45	50	160	168
Total interest income	13,193	15,164	40,910	44,812

Interest expense
Deposits	3,452	5,540	11,424	18,329
Advances from the Federal Home Loan Bank	1,177	937	3,439	2,154
Other expense	28	44	88	112
Total interest expense	4,657	6,521	14,951	20,595

Net interest income	8,536	8,643	25,959	24,217

Provision for loan losses	468	301	856	53
Net interest income after provision for loan losses	8,068	8,342	25,103	24,164

Noninterest income
Deposit charges and service fees	1,789	1,437	5,068	3,618
Net gains on sales of investment securities	—	—	2	1,202
Bank owned life insurance	344	364	1,041	1,069
Net gains (losses) on sales of residential mortgages	(127)	205	513	392
Net gains (losses) on sales of other real estate owned	12	(42)	(23)	(10)
Total noninterest income	2,018	1,964	6,601	6,271

Noninterest expense
Compensation and employee benefits	4,333	3,187	11,791	9,521
Occupancy expenses	487	330	1,385	955
FDIC insurance premiums	32	33	95	101
Advertising	77	156	593	542
Data processing	514	437	1,434	1,342
Depreciation and amortization	435	338	1,230	960
Other	1,974	1,598	5,378	3,559
Total noninterest expense	7,852	6,079	21,906	16,980

Income before income taxes	2,234	4,227	9,798	13,455

Income taxes	478	1,210	2,467	3,941
Net income	$1,756	$3,017	$7,331	$9,514

See accompanying notes to consolidated financial statements.

Keystone Savings Bank and Subsidiary

Consolidated Statement of Retained Earnings

Nine Months Ended September 30, 2003 (Unaudited)

(in thousands)

	Retained earnings	Accumulated other comprehensive income (loss)	Comprehensive income	Total

Balance at December 31, 2002	$106,326	$4,723		$111,049

Net income	7,331	—	$7,331	7,331

Other comprehensive (loss), net of reclassification adjustments and taxes	—	(327)	(327)	(327)

Total comprehensive income			$7,004

Balance at September 30, 2003	$113,657	$4,396		$118,053

See accompanying notes to consolidated financial statements.

Keystone Savings Bank and Subsidiary

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2003 and 2002

(in thousands)

	Nine Months Ended September 30,
	2003	2002
	(unaudited)
Operating activities
Net income
Adjustments to reconcile net income to net cash provided by (used in) operating activities	$7,331	$9,514
Depreciation and amortization	1,230	960
Amortization of discounts on investment securities, net	(2,477)	(196)
Provision for loan losses	856	53
Mortgage loans originated for sale	45,514	22,855
Mortgage loan sales	(46,027)	(23,247)
Changes in mortgages held for sale	13,179	(18,723)
Net loss (gain) on sale of real estate owned	23	10
Net loss (gain) on sale investment securities	(2)	(1,202)
Increase/decrease in accrued interest receivable	(902)	(1,928)
Increase/decrease in other assets	(5,381)	(3,139)
Increase/decrease in advance payments by borrowers for taxes and insurance	(1,290)	(1,232)
Increase/decrease in other liabilities and accrued interest payable	(204)	4,163
Net cash provided by (used in) operating activities	11,850	(12,112)

Investing activities
Proceeds from sales of real estate owned	740	705
Proceeds from sales of investment securities available for sale	3,051	63,844
Proceeds from maturities, calls and principal repayments of investment securities available for sale	217,427	53,235
Purchases of investment securities available for sale	(214,987)	(158,470)
Purchases of premises and equipment	(6,752)	(1,697)
Purchases of Federal Home Loan Bank of Pittsburgh stock	(1,111)	(84)
Redemption of Federal Home Loan Bank of Pittsburgh stock	233	—
Net increase in loans	(65,428)	(20,951)
Purchase of bank-owned life insurance	—	(4,000)
Net cash (used in) investing activities	(66,827)	(67,418)

Financing activities
Net increase (decrease) in deposits	47,522	(3,219)
Net increase in repurchase agreements	2,130	2,477
Net advances from (repayment to) the Federal Home Loan Bank	(7,500)	53,500
Increase in Stock Escrow Funds	304,477	—
Net cash provided by financing activities	346,629	52,758
Net increase (decrease) in cash and cash equivalents	291,652	(26,772)
Cash and cash equivalents at beginning of year	86,293	51,844
Cash and cash equivalents at end of year	$377,945	$25,072

Supplemental disclosure of cash flow information:
Income Taxes	$3,195	$3,075
Interest on deposits, advances and borrowed money	$14,882	$20,399
Supplemental disclosure of noncash activities
Mortgage loan securitizations	$47,251	$115,336
Reclassifications of loans receivable to other real estate owned	$1,367	$813

See accompanying notes to consolidated financial statements.

Keystone Savings Bank and Subsidiary
Notes to Consolidated Financial Statements
(unaudited)

1.                                      Basis of Presentation.

On May 22, 2003, Keystone Savings Bank (the “Bank” or “Keystone”) incorporated KNBT Bancorp, Inc., a Pennsylvania corporation (the “Company” or “registrant”) to facilitate the conversion of the Bank from a Pennsylvania chartered mutual savings bank to a Pennsylvania chartered stock savings bank (the “Conversion”).  The Conversion was consummated on October 31, 2003, at which time the Company became the holding company for the Bank and issued shares of its common stock to the general public.  The Company owns all the outstanding common stock of the Bank which was issued upon completion of the Conversion.  Immediately after the completion of the Conversion, the Company completed its merger with First Colonial Group, Inc. (“First Colonial”), the holding company for Nazareth National Bank and Trust Company (“Nazareth National”), which was then merged with the Bank.  Prior to October 31, 2003, the registrant was in organization and had not yet engaged in any operations; accordingly, no financial statements of the Company have been included herein.

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

The accompanying unaudited consolidated financial statements as of September 30, 2003, and for the three and nine month periods ended September 30, 2003 and 2002 have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for complete financial statements in conformity with accounting principles generally accepted in the United States of America.  All significant intercompany accounts and transactions have been eliminated in consolidation.  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the entire year.  These interim financial statements should be read in conjunction with the Company’s consolidated audited financial statements and the notes thereto contained in the Company’s prospectus dated August 12, 2003 and filed with the Securities and Exchange Commission (“SEC”) as a part of its registration statement on Form S-1 (File No. 333-105899).

3.                                      Investment Securities

Investment securities at September 30, 2003 and December 31, 2002 are summarized below:

	September 30, 2003 (unaudited)
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Available for sale
U.S. Government and agencies	$19,633	$114	$(21)	$19,726
Obligations of states and political subdivisions	56,631	3,149	(175)	59,605

Asset-managed funds
Adjusted rate mortgage portfolio	4,939	—	(59)	4,880
Mortgaged-backed securities:
GNMA	2,331	17	—	2,348
FHLMC	17,188	209	(85)	17,312
FNMA	76,112	2,364	(37)	78,439
Other CMO’s	132,923	1,047	(733)	133,237
	228,554	3,637	(855)	231,336
Corporate and other debt securities	21,563	870	—	22,433
	$331,320	$7,770	$(1,110)	$337,980

	December 31, 2002
	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair Value
	(in thousands)
Available for sale
U.S. Government and agencies	$30,677	$398	$—	$31,075
Obligations of states and political subdivisions	38,935	2,148	(44)	41,039

Asset-managed funds
Adjusted rate mortgage portfolio	4,939	—	(25)	4,914
Mortgaged-backed securities
GNMA	3,234	93	—	3,327
FHLMC	17,963	390	(5)	18,348
FNMA	73,743	2,382	(24)	76,101
Other CMO’s	83,449	862	(137)	84,174
	178,389	3,727	(166)	181,950
Corporate and other debt securities	34,053	1,132	(13)	35,172
	$286,993	$7,405	$(248)	$294,150

4.                                      Loan Portfolio Composition

Loans receivable at September 30, 2003 and December 31, 2002 are summarized below.

	September 30, 2003	December 31, 2002
	(in thousands)
Real estate
Mortgage	$329,945	$396,604
Construction	98,668	59,363
Total real estate loans	428,613	455,967

Commercial business loans	17,124	10,050
Consumer loans	168,441	143,731
Total loans	614,178	609,748

Less:
Mortgage Loans held for sale	(10,617)	(23,796)

Loans in process	(25,894)	(24,263)
Deferred fees	(1,879)	(3,236)
Allowance for loan losses	(2,941)	(2,927)
Net loans	$572,847	$555,526

The following table sets forth the activity in the Bank’s allowance for loan losses during the periods indicated.

	Nine Months Ended September 30,
	2003	2002
	(in thousands)

Balance, beginning	$2,927	$3,386
Provisions charged to operations	856	53
Loans charged off	(886)	(456)
Recoveries of loans previously charged off	44	13

Balance, end	$2,941	$2,996

The following table shows the amounts of non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned, at the dates indicated.  Keystone did not have troubled debt restructurings at any of the dates indicated.

	September 30, 2003	December 31, 2002
	(Dollars in Thousands)
Non-accruing loans:
One- to four-family residential	$1,474	$2,023
Multi-family residential	—	—
Commercial real estate and land	—	—
Construction and land development	—	—
Commercial business	—	—
Consumer	183	174
Total non-accruing loans	1,657	2,197

Accruing loans 90 days or more past due:
One- to four-family residential	50	283
Multi-family residential	—	—
Commercial real estate	—	—
Construction and land development	—	—
Commercial business	14	15
Consumer	—	—
Total accruing loans 90 days or more past due	64	298
Total non-performing loans(1)	1,721	2,495

Real estate owned, net(2)	56	115
Total non-performing assets	$1,777	$2,610

Total non-performing loans as a percentage of loans, net	0.30%	0.45%
Total non-performing loans as a percentage of total assets	0.13%	0.25%
Total non-performing assets as a percentage of total assets	0.13%	0.26%

(1)                                  Non-performing loans consist of non-accruing loans plus accruing loans 90 days or more past due.

(2)                                  Real estate owned balances are shown net of related loss allowances and include both real property and other repossessed collateral consisting primarily of automobiles.

5.                                      Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards No. 149 (SFAS No. 149), Amendment of Statement 133 on Derivative Instruments and Hedging Activities, on July 1, 2003.  SFAS No. 149 clarifies and amends SFAS No. 133 for implementation issues raised by constituents and includes the conclusions reached by the Financial Accounting Standards Board (“FASB”) on certain FASB Staff Implementation Issues.  Statement 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives.  SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003.  The Company periodically enters into commitments with its customers, which it intends to sell in the future.  Management does not anticipate the adoption of SFAS No. 149 to have a material impact on the Company’s financial position or results of operations.

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

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  On October 31, 2003, the FASB issued an Exposure Draft related to the consolidation of Variable Interest Entities, and the interpretation of FIN 46 (“FIN 46 Interpretation”).  The consolidation requirements, as amended by FASB Staff Position (FSP) 46-6, “Effective Date of FIN 46,” apply to existing entities in the first fiscal year or interim period beginning after December 15, 2003.  Management does not anticipate that FIN 46 or FIN 46, Interpretation will have material impact on the Company’s financial position or results of operations.

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Keystone’s total assets increased by $352.1 million, or 34.7%, to $1.4 billion at September 30, 2003 compared to $1.0 billion at December 31, 2002.  The increase in total assets was due primarily to a $291.7 million increase in cash and cash equivalents primarily as a result of funds received for subscription orders in Keystone’s recently completed subscription offering conducted in connection with Keystone’s mutual-to-stock conversion (the “Conversion”).  Keystone also reported increases in investment securities, net loans receivable, premises and equipment and other assets at September 30, 2003 compared to December 31, 2002.  During the nine-months ended September 30, 2003, Keystone’s investment securities increased by $43.8 million, or 14.9%, to $338.0 million at September 30, 2003 compared to $294.2 million at December 31, 2002.  At September 30, 2003, Keystone’s net loans receivable amounted to $572.8 million compared to $555.5 million at December 31, 2003, an increase of $17.3 million or 3.1%. During the nine months ended September 30, 2003, Keystone’s construction loans increased by $39.3 million, or 66.2%, its commercial business loans increased $7.1 million, or 70.4%, and its consumer loans increased $24.7 million, or 17.2%.  The increases in construction loans, commercial business loans and consumer loans more than offset a $66.7 million, or 16.8%, decrease in Keystone’s real estate mortgage loans during the nine months ended September 30, 2003.  The decrease in Keystone’s residential mortgage loans during the first nine months of 2003 reflects the continuing high prepayment levels of mortgage loans, as customers continue to take advantage of the low market rates of interest to refinance mortgage loans, as well as Keystone’s securitization of $47.3 million in residential mortgage loans in the first quarter of 2003.  Keystone’s loan portfolio growth during the nine months ended September 30, 2003, shows, in part, its efforts to increase originations of relatively higher yielding construction, commercial business and consumer loans.  Keystone’s growth in consumer loans during 2003 has been due primarily to increases in home equity loans and lines of credit and automobile loans. At September 30, 2003, Keystone’s home equity loans and lines of credit amounted to $107.5 million compared to $102.3 million at December 31, 2002.  Keystone’s automobile loans amounted to $52.8 million at September 30, 2003 compared to $32.0 million at December 31, 2002.  In addition to its portfolio of net loans receivable, Keystone held $10.6 million of mortgage loans for sale at September 30, 2003 compared to $23.8 million at December 31, 2002. During 2003, Keystone’s general policy has been to sell into the secondary market [all] of its newly originated, agency eligible long-term, fixed rate single-family residential mortgage loans.  Keystone’s net premises and equipment increased by $5.5 million to $17.7 million at September 30, 2003 compared to $12.2 million at December 31, 2002 primarily as a result of a $5.0 million purchase of a building to house Keystone’s operations departments.

Keystone’s total liabilities amounted to $1.2 billion at September 30, 2003, an increase of $345.1 million, or 38.1%, compared to total liabilities at December 31, 2002.  The primary reason for the increase in liabilities was $304.5 million of stock subscription funds held in escrow by Keystone at September 30, 2003.  Keystone’s deposits increased by $47.5 million, or 6.2%, to $819.3 million at September 30, 2003 compared to December 31, 2002.  Federal Home Loan Bank (“FHLB”) advances and other borrowings decreased by an aggregate of $5.4 million, or 4.4%, to $117.0 million at September 30, 2003 compared to $122.4 million at December 31, 2002.  Keystone’s total retained earnings increased by $7.0 million, or 6.3%, to $118.1 million at

September 30, 2003 compared to $111.0 million at December 31, 2002.  Such increase in retained earnings was due primarily to $7.3 million in net income for the nine-months ended September 30, 2003.

Keystone’s net loans receivable amounted to 41.9% of its total assets at September 30, 2003.  At such date, its investment securities, all of which are classified as available for sale, constituted 24.7% of total assets.  Keystone’s ratio of retained earnings to total assets at September 30, 2003 amounted to 8.6%, and its ratio of total non-performing assets to total assets was 0.13%.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2003 and 2002

General.  Keystone’s net income for the three months ended September 30, 2003 was $1.8 million, a $1.3 million, or 41.8%, decrease compared to $3.0 million of net income for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, Keystone’s net income was $7.3 million, a $2.2 million, or 23.0%, decrease from net income of $9.5 million for the nine months ended September 30, 2002.  The primary reason for the decrease in the three-month and nine-month periods in 2003 was an increase in Keystone’s non-interest expenses which more than offset an increase in its net interest income.  Keystone’s average interest rate spread decreased by 47 basis points to 2.97% for the three months ended September 30, 2003 compared to 3.44% for the three months ended September 30, 2002.  For the nine-months ended September 30, 2003 and 2002, Keystone’s average interest rate spread was 3.30% and 3.26%, respectively.  The decreases in Keystone’s average interest rate spread were due primarily to decreases of 148 basis points and 104 basis points, respectively, in the average yield earned by Keystone on its interest-earning assets in the respective three-month and nine-month periods over the prior year comparable periods.  Keystone’s net interest margin was 3.29% and 3.74% for the three months ended September 30, 2003 and 2002, respectively, and 3.55% and 3.58% for the nine months ended September 30, 2003 and 2002, respectively.  Keystone’s ratio of average interest-earning assets to average interest-bearing liabilities increased in both the three-month and nine-month period ended September 30, 2003 over the prior year comparable periods.

Interest Income.  Keystone’s total interest income was $13.2 million for the three months ended September 30, 2003 compared to $15.2 million for the three months ended September 30, 2002, a $2.0 million or 13.0% decline.  For the nine months ended September 30, 2003, total interest income was $40.9 million compared to $44.8 million for the nine months ended September 30, 2002, a $3.9 million or 8.7% decrease.  The primary reason for the decrease in total interest income in the 2003 periods was the continuing effects of the low market rates of interest.  The average yield on Keystone’s interest-earning assets was 5.08% and 5.59% for the three months and nine months, respectively, ended September 30, 2003 compared to 6.56% and 6.63% for the respective comparable period in 2002.  Such decreases in the average yields earned on Keystone’s interest-earning assets more than offset increases of 12.4% and 8.2%, respectively, in the average balance of Keystone’s interest-earning assets during the respective three-months and nine months ended September 30, 2003 compared to the similar periods in 2002.

Interest Expense.  Keystone’s total interest expense was $4.7 million for the three months ended September 30, 2003 compared to $6.5 million for the three months ended September 30, 2002, a decrease of $1.9 million or 28.6%.  Total interest expense at Keystone was $15.0 million for the nine months ended September 30, 2003 compared to $20.6 million for the nine months ended September 30, 2002, a $5.6 million or 27.4% decline.  Such reductions reflect the lower average rates of interest paid by Keystone on both its deposits and its borrowings in the 2003 periods.  Keystone’s average rate paid on interest-bearing liabilities was 2.11% for the three months ended September 30, 2003 compared to 3.12% for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, Keystone’s average rate paid on interest-bearing liabilities was 2.29% compared to 3.37% for the nine months ended September 30, 2002.

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

	Three Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
	(Dollars in Thousands)
Interest-earning assets:
Deposits at other institutions	$89,131	$176	0.79%	$15,194	$43	1.13%
Investment securities (1)	370,758	3,272	3.53	319,941	4,405	5.51
Loans receivable (2)	578,414	9,745	6.74	589,068	10,716	7.28
Total interest-earning assets	1,038,303	13,193	5.08	924,203	15,164	6.56
Non-interest-earning assets	64,594			56,712
Total assets	1,102,897			980,915
Interest-bearing liabilities:
Deposits:
Savings accounts	130,135	201	0.62%	114,067	433	1.52%
Checking accounts (3)	93,482	56	0.24	82,256	120	0.58
Money market accounts	168,822	480	1.14	136,343	696	2.04
Certificate accounts	374,247	2,715	2.90	411,225	4,291	4.17
Total deposits	766,686	3,452	1.80	743,891	5,540	2.98
FHLB advances and other borrowings	116,928	1,205	4.13	92,332	981	4.25
Total interest-bearing liabilities	883,614	4,657	2.11	836,223	6,521	3.12
Non-interest-bearing liabilities:
Deposits	45,920			29,526
Other	57,560			7,253
Total liabilities	987,094			873,002
Retained earnings	115,803			107,913
Total liabilities and retained earnings	$1,102,897			$980,915
Net interest-earning assets	$154,689			$87,980
Net interest income; average interest rate spread		$8,537	2.97%		$8,643	3.44%
Net interest margin (4)			3.29%			3.74%
Average interest-earning assets to average interest-bearing liabilities			117.51%			110.52%

(Footnotes on next page)

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Average Yield/ Rate(1)	Average Balance	Interest	Average Yield/ Rate
	(Dollars in Thousands)
Interest-earning assets:
Deposits at other institutions	$63,085	$417	0.88%	$30,094	$327	1.45%
Investment securities (1)	347,126	11,089	4.26	263,251	11,124	5.63
Loans receivable (2)	564,867	29,404	6.94	607,550	33,361	7.32
Total interest-earning assets	975,078	40,910	5.59	900,895	44,812	6.63
Non-interest-earning assets	76,309			52,490
Total assets	1,051,387			953,385
Interest-bearing liabilities:
Deposits:
Savings accounts	124,902	798	0.85%	110,673	1,245	1.50%
Checking accounts (3)	90,311	236	0.35	81,165	349	0.57
Money market accounts	160,757	1,634	1.36	131,348	2,077	2.11
Certificate accounts	381,536	8,756	3.06	425,361	14,658	4.59
Total deposits	757,506	11,424	2.01	748,547	18,329	3.26
FHLB advances and other borrowings	114,291	3,527	4.12	66,675	2,266	4.53
Total interest-bearing liabilities	871,797	14,951	2.29	815,222	20,595	3.37
Non-interest-bearing liabilities:
Deposits	40,291			27,817
Other	24,087			7,323
Total liabilities	936,175			850,362
Retained earnings	115,212			103,023
Total liabilities and retained Earnings	$1,051,387			$953,385
Net interest-earning assets	$103,281			$85,673
Net interest income; average interest rate spread		$25,959	3.30%		$24,217	3.26%
Net interest margin (4)			3.55%			3.58%
Average interest-earning assets to average interest-bearing liabilities			111.85%			110.51%

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

	Three Months Ended September 30, 2003 vs. Three Months Ended September 30, 2002			Nine Months Ended September 30, 2003 vs. Nine Months Ended September 30, 2002
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Rate	Volume		Increase (Decrease)	Volume
	(In Thousands)
Interest income:
Cash and cash equivalents	$(9)	$142	$133	$(50)	$140	$90
Investment securities	(1,833)	700	(1,133)	(3,579)	3,544	(35)
Loans receivable, net	(779)	(191)	(970)	(1,683)	(2,274)	(3,957)
Total interest-earning assets	(2,621)	651	(1,970)	(5,312)	1,410	(3,902)
Interest expense:
Savings accounts	(304)	72	(232)	(636)	189	(447)
Checking accounts	(83)	19	(64)	(159)	46	(113)
Money market accounts	(467)	251	(216)	(1,187)	744	(443)
Certificate accounts	(1,219)	(359)	(1,578)	(4,511)	(1,394)	(5,905)
Total deposits	(2,073)	(17)	(2,090)	(6,493)	(415)	(6,908)
FHLB advances and other borrowings	(26)	253	227	(184)	1,448	1,264
Total interest-bearing liabilities	(2,099)	236	(1,863)	(6,677)	1,033	(5,644)
Increase (decrease) in net interest income	$522	$415	$(107)	$1,365	$377	$1,742

Provision for Loan Losses.  Keystone made provisions for loan losses of $468,000 for the three months ended September 30, 2003 compared to $301,000 for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, Keystone’s provision for loan losses was $856,000 compared to $53,000 for the nine months ended September 30, 2002.  During the first quarter of 2002, Keystone made a recovery of $445,000 on its loan loss allowance, primarily reflecting its securitizations of $115.3 million of mortgage loans during the quarter.  At September 30, 2003, Keystone’s total non-performing loans amounted to $1.7 million compared to $1.9 million in non-performing loans at September 30, 2002.  Keystone’s allowance for loan losses was $2.9 million, or 170.9% of total non-performing loans, at September 30, 2003 compared to $3.0 million, or 158.8% of total non-performing loans, at September 30, 2002.  Keystone’s net loan charge-offs amounted to $341,000 and $886,000 for the three months and nine months ended September 30, 2003, respectively, compared to $227,000 and $456,000 for the three months and nine months ended September 30, 2002, respectively.

Other Income.  Keystone’s total non-interest income amounted to $2.0 million for both of the three month periods ended September 30, 2003 and 2002.  For the nine months ended September 30, 2003, Keystone’s total non-interest income was $6.6 million compared to $6.3 million for the nine months ended, a $330,000 or 5.3% increase.  Keystone’s non-interest income during 2003 reflects increased fee income from transaction accounts.  Deposit charges increased by $352,000 and $1.5 million, respectively, in the three-months and nine month periods ended September 30, 2003 compared to the same periods in 2002.  Such increases were partially offset by the absence of $1.2 million in net gains on the sale of investment securities recognized in the first quarter of 2002.  In addition, Keystone recognized a $127,000 loss on the sale of residential mortgage loans in the quarter ended September 30, 2003 compared to a $205,000 gain in the quarter ended September 30, 2002.  The primary reasons for Keystone’s increases in non-interest income in the 2003 periods were increased fee income from transaction accounts as well as increased income from bank owned life insurance (“BOLI”).

Other Expense.  Keystone’s non-interest expense was $7.9 million for the three months ended September 30, 2003 compared to $6.1 million for the three months ended September 30, 2002, a $1.8 million or 29.2% increase.  For the nine months ended September 30, 2003, Keystone’s non-interest expense was $21.9 million compared to $17.0 million for the nine months ended September 30, 2002, an increase of $4.9 million or 29.0%.  The primary reasons for the increase in Keystone’s non-interest expenses in the 2003 periods were increases in employee compensation and benefits costs.  Compensation and employee benefits costs increased by $1.1 million and $2.3 million, respectively, in the three-months and nine-months ended September 30, 2003 compared to the prior comparable periods in 2002.  The increases in compensation and employee benefits costs were due primarily to an increase in the number of employees, certain additional compensation costs incurred as a result of the proposed merger with First Colonial as well as increased health care costs.  Other non-interest expenses increased by $376,000 and $1.8 million in the three months and nine months ended September 30, 2003 compared to the prior year comparable period due primarily to certain planning costs related to Keystone’s proposed merger with First Colonial as well as increased loan origination costs incurred as a result of higher loan origination volumes in the 2003 periods.

Income Tax Expense.  Keystone’s income tax expense was $478,000 for the three months ended September 30, 2003 compared to $1.2 million for the three months ended September 30, 2002.  For the nine months ended September 30, 2003, Keystone’s income tax expense was $2.5 million compared to $3.9 million for the nine months ended September 30, 2002.  The decreases were due primarily to the decreases in net income as well as the effects of Keystone’s investments in municipal securities.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk.

For a discussion of the Bank’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and rates market, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations of Keystone – How Keystone Manages Market Risk” and – “Quantitative and Qualitative Disclosures About Market Risk” in the Company’s prospectus dated August 12, 2003.  There has been no material change in the Bank’s asset and liability position or the market value of the Bank’s equity since June 30, 2003.

Item 4 - Controls and Procedures.

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report.  Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15(d)-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

There are no matters required to be reported under this item.

Item 2 - Changes in Securities and Use of Proceeds.

(a), (b) and (c) Not applicable.

(d)                                 The Company’s Form S-1 (File No. 333-105899) was declared effective by the SEC on August 12, 2003.  The offering commenced on August 22, 2003, and the offering subscription period ended September 15, 2003.  Sandler O’Neill & Partners, L.P. was the underwriter.  A total of 20,201,188 shares of common stock were sold at $10.00 per share in the subscription offering, which was consummated on October 31, 2003.  The gross offering proceeds were $202,011,880 and net proceeds are estimated to be approximately $198,083,371.  In addition, 8,527,264 shares were issued to former shareholders of First Colonial in exchange for their shares of common stock of First Colonial (based upon an exchange ration of 3.7:1) and 1,616,095 shares of the Company’s common stock were contributed to the Keystone Nazareth Charitable Foundation.

Item 3 - Defaults Upon Senior Securities.

There are no matters required to be reported under this item.

Item 4 - Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.

Item 5 - Other Information.

There are no matters required to be reported under this item.

Item 6 - Exhibits and Reports on Form 8-K.

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

10.6                           Performance Unit Plan*

10.7                           Senior Management Variable Compensation Program*

10.8                           Severance Agreement between Keystone Savings Bank and Richard L. Meares*

31.1                           Section 302 Certification of the Chief Executive Officer

31.2                           Section 302 Certification of the Chief Operating Officer

31.3                           Section 302 Certification of the Chief Financial Officer

32.1                           Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                                         Incorporated by reference from the Company’s Registration Statement on Form S-1, filed on June 6, 2003, as amended, and declared effective on August 12, 2003 (File No. 333-105899).

(b)                                 Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNBT BANCORP, INC.

Date:	November 12, 2003	By:	/s/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

Date:	November 12, 2003	By:	/s/ Eugene T. Sobol
Eugene T. Sobol
Senior Executive Vice President and Chief Operating Officer

Date:	November 12, 2003	By:	/s/ Reid L. Heeren
Reid L. Heeren
Executive Vice President and Chief Financial Officer