Form 10-K
period 2003-12-31
KNBT BANCORP INC
filed 2004-03-26
CIK 1236964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                    FORM 10-K
                     --------------------------------------

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.

                                       OR

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _______ to _______.

                        Commission File Number 000-50426

                               KNBT Bancorp, Inc.
       -----------------------------------------------------------------
                (Name of Registrant as specified in its charter)

            Pennsylvania                              38-3681905
----------------------------------       ---------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

        90 Highland Avenue, Bethlehem, Pennsylvania          18017
--------------------------------------------------------------------------------
         (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number, including area code 610-861-5000

     Securities registered pursuant to Section 12 (b) of the Exchange Act:

                                      None

     Securities registered pursuant to Section 12 (g) of the Exchange Act:

                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of Class)

                     --------------------------------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes _X         No ____

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes ____       No __X__


     The registrant had no shares of common equity outstanding on the last business day of the registrant's most recently completed second fiscal quarter. The registrant completed its initial public offering on October 31, 2003.

     The number of shares of the Issuer's common stock, par value $0.01 per share, outstanding as of March 19, 2004 was 30,529,450.

                     --------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Certain portions of KNBT Bancorp's proxy statement to be filed in connection with its 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

                               KNBT BANCORP, INC.
                           Form 10-K Table of Contents


                                                                                                                         Page
                                                                                                                         ----
                                     PART I

Item 1.         Business...........................................................................................       1

Item 2.         Properties.........................................................................................      31

Item 3.         Legal Proceedings..................................................................................      31

Item 4.         Submission of Matters to a Vote of Security Holders................................................      31



                                     PART II

Item 5.         Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                Repurchases of Equity Securities...................................................................      32

Item 6.         Selected Consolidated Financial Data...............................................................      33

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations..............      34

Item 7A.        Quantitative and Qualitative Disclosures About Market Risk.........................................      47

Item 8.         Financial Statements and Supplementary Data........................................................      48

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............      82

Item 9A.        Controls and Procedures............................................................................      82



                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.................................................      83

Item 11.        Executive Compensation.............................................................................      83

Item 12.        Security Ownership of Certain Beneficial Owners and Management and
                Related Stockholder Matters........................................................................      83

Item 13.        Certain Relationships and Related Transactions.....................................................      83

Item 14.        Principal Accounting Fees and Services.............................................................      83



                                     PART IV

Item 15.        Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................      84

Signatures ........................................................................................................      86



                               KNBT BANCORP, INC.

           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         In addition to historical information, this Annual Report on Form 10-K includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. KNBT's actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding KNBT's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, difficulties in integrating the data processing or other systems at its subsidiary savings bank, competition, changes in the quality or composition of KNBT's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting KNBT's operations, markets, products, services and fees. KNBT undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.

PART I

Item 1.   Business
------    --------

General
-------

         KNBT Bancorp, Inc. is a Pennsylvania corporation and registered bank holding company organized in 2003. KNBT's business consists primarily of being the parent holding company for Keystone Nazareth Bank & Trust Company, a Pennsylvania chartered savings bank. Keystone Nazareth Bank & Trust Company (which we also refer to as the "Bank") is the stock-form successor to Keystone Savings Bank upon the mutual-to-stock conversion of Keystone Savings Bank which was completed on October 31, 2003. Concurrently with the mutual-to-stock conversion, KNBT acquired, through a merger, First Colonial Group, Inc., the parent bank holding company for Nazareth National Bank and Trust Company. On October 31 2003, First Colonial Group was merged with and into KNBT and Nazareth National Bank was merged with and into Keystone Nazareth Bank & Trust Company. The mutual-to-stock conversion of Keystone Savings Bank and the mergers with First Colonial and Nazareth National Bank also coincided with the completion of the initial public offering of KNBT. KNBT sold approximately 20.2 million shares of its common stock for an aggregate of $202.0 million to subscribers in its offering, contributed approximately 1.6 million shares of common stock to the recently created Keystone Nazareth Charitable Foundation, and issued an additional 8.5 million shares to former shareholders of First Colonial in exchange for their First Colonial shares.

Available Information
---------------------

         KNBT is a public company and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. KNBT's filings are available to the public at the SEC's website at HTTP://www.sec.gov. Members of the public may also read and copy any document that KNBT files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition to the foregoing, the Company maintains a website of www.KNBT.com. KNBT makes available on its Internet website copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after KNBT electronically files such material with, or furnishes such documents to, the SEC.

Keystone Nazareth Bank & Trust Company
--------------------------------------

         The Bank is a stock savings bank incorporated in 2003 under the laws of Pennsylvania and is a wholly-owned subsidiary of KNBT. The Bank is the successor to Keystone Savings Bank, a Pennsylvania mutual savings bank that was organized in 1925. The Bank has 41 full service offices with 19 located in Northampton County, Pennsylvania, 16 in Lehigh County, Pennsylvania, five in Monroe County, Pennsylvania and one in Carbon County, Pennsylvania. The Bank's office network includes 14 full service in-store supermarket branch offices. The Bank has ATMs in all but one of its banking offices and also maintains six off-site ATMs.

         The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Bank's principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturation of investments, funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank ("FHLB") of Pittsburgh. The Bank's deposit products include interest-bearing and non-interest-bearing checking accounts, statement savings accounts, passbook savings accounts, money-market accounts, club accounts, individual retirement accounts and certificates of deposit. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, non-residential or commercial real estate mortgage loans, direct or indirect consumer loans, such as home equity loans, automobile and recreational vehicle loans and commercial business lines of credit, letters of credit and term loans. Most of the Bank's commercial customers are small to medium in size businesses operating in the Bank's market area.

         The Bank also offers trust and wealth management services through its trust department under the name KNBT Financial Advisors. These services include acting as executor and trustee under wills and deeds, as guardian, custodian and as trustee and agent for pension, profit sharing and other employee benefit trusts as well as various investment, pension and estate planning services. The market value of the funds held by the trust department was $312.4 million at December 31, 2003.

         The Bank offers a selection of investment and insurance products, including equity securities, mutual funds and annuities, to its customers in its branch offices. The Bank conducts such activities under the name KNBT Financial Advisors. Such products are sold by registered representatives who are dual employees of both the Bank and a third-party, registered broker-dealer. The revenues received through the sale of these products amounted to $465,000, $420,000 and $100,000 in 2003, 2002 and 2001, respectively.

         The Bank has two wholly-owned subsidiaries, KLV, Inc. and KLVI, Inc. KLV, Inc. is inactive. KLVI, Inc., a Delaware corporation, is a wholly-owned subsidiary of the Bank formed in 1997 to hold and manage certain investment securities.

         The Bank is also a majority owner of Traditions Settlement Services, LLC. Traditions was organized in May 2002 and provides real estate title and settlement services.

Subsidiaries
-------------

         In addition to the Bank, KNBT's subsidiaries include KNBT Inv. I, KNBT Inv. II and First Colonial Statutory Trust I.

         In December 2003, KNBT established a wholly-owned subsidiary, KNBT Inv. I, a Delaware corporation for the purpose of investing in various types of securities. As of December 31, 2003, KNBT Inv. I, Inc. had total assets of $10,000 of which all were in a non-interest bearing checking account.

         KNBT Inv. II, Inc., formerly known as First C. G. Company, Inc., was acquired on October 31, 2003 as part of KNBT's acquisition of First Colonial Group, KNBT Inv. II, Inc. is a wholly-owned subsidiary of KNBT. KNBT Inv. II, Inc. is a Delaware corporation established for the purpose of investing in various types of securities. As of December 31, 2003, KNBT Inv. II, Inc. had total assets of $5.5 million of which $4.9 million was invested in equity securities with most of the remaining assets in interest-bearing money market accounts.

         First Colonial Statutory Trust I was acquired by KNBT on October 31, 2003 as a part of the merger with First Colonial Group, Inc. First Colonial Statutory Trust I, a wholly-owned subsidiary of KNBT, was established in June 2002 and is a Connecticut business trust. This company was established for the purpose of issuing $15.0 million of trust preferred securities. First Colonial Statutory Trust I had total assets of $15.5 million at December 31, 2003.

Market Area and Competition
---------------------------

         The Bank's market area consists of Lehigh, Northampton, Carbon and Monroe counties, Pennsylvania. The greater Lehigh Valley area, which is in eastern Pennsylvania approximately 60 miles north of Philadelphia, is anchored by the cities of Bethlehem, Allentown and Easton. The combined population of Lehigh and Northampton Counties is in excess of 600,000 and the market includes a mix of urban, suburban and rural areas. Between 1990 and 2002, the combined population of Lehigh and Northampton Counties grew by approximately 8.3% compared to 3.4% for Pennsylvania as a whole. Major employers in the area include Federal, State and local governments, local healthcare providers, including Lehigh Valley Hospital and St. Luke's Hospital, Air Products & Chemicals, PPL, Binney & Smith, Agere Systems and Mack Trucks.

         The Bank faces significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within the Bank's market area, more than 50 other banks, savings institutions and credit unions are operating. Many of the financial service providers operating in the Bank's market area are significantly larger, and have greater financial resources, than the Bank. The Bank faces additional competition for deposits from money market and other mutual funds, and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities
------------------

         KNBT primarily extends loans to individuals and businesses in the counties of Northampton, Lehigh, Monroe and Carbon, Pennsylvania. Historically, KNBT's principal lending activity has been the origination of loans collateralized by one-to four-family, or single-family, residential real estate located in its market area. In addition, KNBT traditionally has been actively involved in construction and land development loans, with an emphasis on construction/permanent single-family residential mortgage loans and loans to local homebuilders, and consumer loans, primarily home equity loans and lines of credit. The securitization of some of its residential real estate loans and the continuing sale of such loans has been a factor in reducing KNBT's historical concentration in these types of loans. KNBT has increased its commercial lending activities as a result of the merger and the additions to the commercial lending staff.

         KNBT's one-to four-family residential real estate loans amounted to $332.0 million or 36.0% of the total loan portfolio at December 31, 2003. At such date, commercial real estate loans amounted to $156.5 million or 17.0% of the total portfolio, construction and land development loans were $112.7 million or 12.2% of the total portfolio, commercial business loans were $39.0 million or 4.23% of the portfolio and consumer loans were $265.5 million or 28.8% of KNBT's total loan portfolio.

         Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.






------------------------------------------------------------------------------------------------------------------------------------

                                                                    At December 31,
                          ----------------------------------------------------------------------------------------------------------
                                  2003                 2002                  2001                   2000                 1999
                          ----------------------------------------------------------------------------------------------------------
                           Amount       %       Amount       %        Amount        %          Amount      %       Amount       %
                          --------- --------   --------- ---------   ---------  ----------    -------- --------- --------- ---------
                                                                   (dollars in thousands)
Real estate loans:
One-to four-family
  residential (1) .....   $ 332,024   36.00%  $ 361,842    59.34%  $ 513,352      73.27%    $ 509,188    73.20% $ 472,874     72.52%
  Multi-family
    residential .......      14,197    1.54       5,377     0.88       3,823       0.55         4,020     0.58      3,607      0.55
  Commercial real
    estate ............     156,563   16.97      29,385     4.82      12,839       1.83         6,715     0.97      3,442      0.54
  Construction and
    land development ..     112,684   12.22      59,363     9.74      54,092       7.72        59,687     8.58     63,404      9.72
                          --------- --------   --------- ---------   ---------  ----------    -------- --------- --------- ---------
Total real estate
  loans ...............     615,468   66.73     455,967    74.78     584,106      83.36       579,610    83.33    543,327     83.33

Commercial
  business loans ......      38,978    4.23      10,050     1.65       4,399       0.63         4,166     0.60      3,535      0.54
State and political
  subdivision loans ...       2,334    0.25        --         --          --         --            --       --         --         --
Consumer loans:
  Home equity loans
    and lines of credit     151,603   16.44     102,275    16.77      96,702      13.80        94,317    13.56     90,867     13.94
  Automobile and other
    vehicles ..........     102,256   11.09      31,956     5.24       5,887       0.84         8,901     1.28      7,906      1.21
  Other ...............      11,682    1.26       9,500     1.56       9,572       1.37         8,585     1.23      6,407      0.98
                          --------- --------   --------- ---------   ---------  ----------    -------- --------- --------- ---------
Total consumer
  loans ...............     265,541   28.79     143,731    23.57     112,161      16.00       111,803    16.07    105,180     16.13
                          --------- --------   --------- ---------   ---------  ----------    -------- --------- --------- ---------

  Total loans .........     922,321  100.00%    609,748   100.00%    700,666     100.00%      695,579   100.00%   652,042    100.00%
                          --------- ========   --------- =========   ---------  ==========    -------- ========= --------- =========
Less:
Undisbursed portion
    of construction
    loans in process ..     (27,099)            (24,263)             (23,552)                 (28,972)            (31,743)
Deferred loan fees ....        (469)             (3,236)              (5,682)                  (6,163)             (6,090)
Allowance for loan
  losses ..............      (7,910)             (2,927)              (3,386)                  (3,337)             (3,101)
                          ---------             ---------            ---------                --------           ---------
Net loans .............   $ 886,843           $ 579,322            $ 668,046                $ 657,107         $   611,108
                          =========             =========            =========                ========           =========

------------------------------------------------------------------------------------------------------------------------------------



(1) Includes mortgage loans held-for-sale of $4.7 million at December 31, 2003 and $23.8 million at December 31, 2002. There were no mortgage loans held-for-sale at December 31, 2001, 2000 or 1999.

         Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of KNBT's loans as of December 31, 2003, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.



------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  State and
                                     One-to                              Construction Commercial  Political
                                   Four-Family Multi-family Commercial    and Land     Business   Subdivision  Consumer
                                   Residential  Residential Real Estate  Development    Loans       Loans        Loans        Total
                                   ------------ ----------- ------------ ------------ ----------- ----------- ------------ ---------
                                                                            (dollars in thousands)
 Amounts due after
     December 31, 2003 in:
     One year or less ........       $  1,526   $    326     $  9,691     $ 87,858     $ 18,336     $   --       $ 15,946   $133,683
     After one year through
        three years ..........          3,152        728        7,919       23,259        3,452         --         30,546     69,056
     After three years through
         five years ..........         14,493        101       16,013          148        3,315          443       94,786    129,299
     After five years through
        fifteen years ........        103,948      6,090       67,489        1,419        7,797        1,891      122,307    310,941
     After fifteen years .....        208,905      6,952       55,451         --          6,078         --          1,956    279,342
                                     --------   --------     --------     --------     --------     --------     --------   --------
        Total ................       $332,024   $ 14,197     $156,563     $112,684     $ 38,978     $  2,334     $265,541   $922,321
                                     ========   ========     ========     ========     ========     ========     ========   ========

------------------------------------------------------------------------------------------------------------------------------------



         The following table shows the amount of KNBT's loans at December 31, 2003, which are due after December 31, 2004 and indicates whether they have fixed-rates of interest or which are floating or adjustable rates.


-----------------------------------------------------------------------------------------------------

                                                                   Floating or
                                               Fixed-Rate         Adjustable Rate           Total
                                             ---------------     -----------------     --------------
                                                                 (dollars in thousands)
One-to four-family residential ............     $ 303,741              $ 26,757             $ 330,498
Multi-family residential ..................         6,223                 7,648                13,871
Commercial real estate ....................        83,259                63,613               146,872
Construction and land development .........         4,473                20,353                24,826
Commercial business .......................        12,219                 8,423                20,642
State and political subdivisions ..........         2,152                   182                 2,334
Consumer ..................................       208,542                41,053               249,595
                                             ---------------     -----------------     --------------
   Total ..................................     $ 620,609             $ 168,029             $ 788,638
                                             ===============     =================     ==============

-----------------------------------------------------------------------------------------------------


         Loan Originations, Sales and Servicing. KNBT's lending activities are subject to underwriting standards and loan origination procedures established by its board of directors and management. KNBT relies on its staff of retail loan representatives and commercial lenders to originate new loans. These employees travel throughout KNBT's market area and meet with customers at their homes, place of business or in the Bank's offices, to take loan applications. KNBT has designated certain employees at each of its branch offices to take consumer loan applications. KNBT has centralized its consumer and residential real estate lending underwriting function and all new loans are received and underwritten by staff at KNBT's main office.

         KNBT's single-family residential mortgage loans generally are written on standardized documents used by the Federal National Mortgage Association ("FNMA" or "Fannie Mae"). Historically, in its efforts to manage interest rate risk, KNBT sells into the secondary market most of its newly originated single-family residential mortgage loans which are agency eligible. KNBT sells such newly originated loans on a loan-
by-loan or "flow" basis as the loans close. Excluding the effect of two loan securitizations, KNBT sold an aggregate of $50.3 million and $37.2 million of its newly originated single-family residential mortgage loans in the years ended December 31, 2003 and 2002, respectively. At the time of sale, KNBT recognizes a gain or loss on the sale based on the difference between the net proceeds received and the carrying value of the loans sold. KNBT's net gains on sales of residential mortgage loans were $246,000, $900,000 and $108,000 in 2003, 2002 and 2001, respectively. These gains are included in total non-interest income. KNBT retains the right to continue to provide servicing for all loans sold. The income from servicing is included in non-interest income as service fees.

         At December 31, 2003, KNBT was servicing $228.0 million of residential real estate loans it had previously sold. Due to the continuing low interest rate environment and a higher level of loan repayments than originally estimated, KNBT recognized impairments of its mortgage servicing rights of $1.1 million and $676,000 during the years ended December 31, 2003 and 2002, respectively. Such impairments are recorded as non-interest expense.

         In addition to loan sales, KNBT "securitized" $47.3 million and $115.3 million of seasoned, single-family residential mortgage loans in the years ended December 31, 2003 and 2002, respectively. In such transactions, loans which did not meet Fannie Mae's eligibility standards at the time of origination, due to the lack of private mortgage insurance or other criteria, were able to be securitized after being in KNBT's portfolio for certain stipulated periods of time, generally 18 to 24 months. Securitization is the process of packaging and transferring residential mortgage loans to issuers of mortgage-backed securities, such as Fannie Mae, in return for mortgage-backed securities backed by the mortgage loans which are transferred. As there is an active market for mortgage-backed securities, they generally can be sold more readily than the underlying loans in response to changes in interest rates or other factors. KNBT retained all of the securities from its 2003 securitization and it sold $61.4 million of the $115.3 million securitization in 2002.

         KNBT is limited in the amount of loans that it can make to any one borrower. This amount is equal to 15% of Keystone Nazareth Bank & Trust Company's unimpaired capital and surplus, or approximately $38.8 million at December 31, 2003. KNBT has established a house limit of $25.0 million in loans to any one borrower. KNBT's loans to one borrower have been within these limits.

         The following table shows total loans originated, securitized, sold and repaid at KNBT during the periods indicated.


------------------------------------------------------------------------------------------------------

                                                                    Year Ended December 31,
                                                         ---------------------------------------------
                                                           2003              2002               2001
                                                         ---------         ---------         ---------
                                                                      (dollars in thousands)
 Loan originations:
     One-to four-family residential (1) ..............   $ 135,325         $ 109,029         $ 100,204
     Consumer ........................................     131,989           114,188            58,784
     Other (2) .......................................     192,864            73,605            17,291
                                                         ---------         ---------         ---------
         Total loan originations .....................     460,178           296,822           176,279

 Sales, securitizations and loan principal repayments:
     Loans sold:
       One-to four-family residential ................      50,286            37,178            12,127
                                                         ---------         ---------         ---------
         Total sold ..................................      50,286            37,178            12,127

     Loans securitized:
       Securitized and retained ......................      47,251            53,897              --
       Securitized and sold ..........................        --              61,438              --
                                                         ---------         ---------         ---------
         Total securitized ...........................      47,251           115,335              --
                                                         ---------         ---------         ---------

     Loans principal repayments ......................     298,760           205,534           123,979
                                                         ---------         ---------         ---------
     Total loans sold, securitized and
       principal repayments ..........................     396,297           358,047           136,106
 Decrease due to other items, net (3) ................      27,568            27,499            29,234
 Loans received in merger with First Colonial ........     271,208              --                --
                                                         ---------         ---------         ---------
 Net increase (decrease) in loans receivable .........   $ 307,521         $ (88,724)        $  10,939
                                                         =========         =========         =========

------------------------------------------------------------------------------------------------------

(1) Includes loans originated for sale of $29.0 million in 2003, $61.0 million in 2002 and $12.2 million in 2001.

(2) Consists of commercial real estate, construction and land development loans and commercial business loans.

(3) Other items consist of loans in process, deferred fees and the allowance for loan losses.

         Single-Family Residential Mortgage Lending. A primary lending activity of KNBT is the origination of loans secured by first mortgages on one-to four-family residences in its market area. Traditionally, KNBT has been a leading originator of single-family residential mortgage loans in Lehigh and Northampton Counties, and the Bank expects to continue its single-family loan origination efforts. At December 31, 2003, single-family residential mortgage loans amounted to $332.0 million or 36.0% of KNBT's total loan portfolio which, compares to $361.8 million of single-family residential mortgage loans at December 31, 2002.

         KNBT  originates  fixed-rate,  fully  amortizing  mortgage  loans  with maturities ranging between 10 and 30 years. Management establishes interest rates charged on loans based on market conditions. KNBT also offers adjustable-rate mortgage loans with terms of up to 30 years, with an interest rate based on the one year Constant Maturity Treasury Bill index, which adjust annually from the outset of the loan or which adjust manually after a three or five year initial fixed period. Interest rate adjustments on such loans are typically limited to no more than 2% during any adjustment period or 6% over the life of the loan. Due to local market conditions and the current interest rate environment, KNBT has originated few ARM loans during the past three years. At December 31, 2003, 91.9% of KNBT's single-family residential mortgage loans maturing after December 31, 2004 had fixed rates of interest and 8.1% had adjustable interest rates.

         KNBT underwrites one-to four-family residential mortgage loans with loan-to-value ratios of up to 95%, provided that a borrower obtains private mortgage insurance on loans that exceed 85% of the appraised value or sales price, whichever is less, of the secured property. KNBT also requires that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. A licensed appraiser appraises all properties securing one-to four-family first mortgage loans. Mortgage loans originated by KNBT generally include a due-on-sale clause which provide the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without KNBT's consent. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in a portfolio and KNBT generally exercises its rights under these clauses.

         During 2003, KNBT's practice was to sell to Fannie Mae most of its newly originated, agency eligible single-family residential mortgage loans with interest rates of 6.5% or less. Such loans are sold on a non-recourse basis with servicing retained. During the year ended December 31, 2003, KNBT, excluding sales made as a part of its securitization, sold an aggregate of $50.3 million and $37.2 million, respectively, of single-family residential mortgage loans.

         Consumer Loans. At December 31, 2003, KNBT's consumer loans amounted to $265.5 million or 28.8% of the total loan portfolio. KNBT's consumer loans are comprised primarily of home equity loans and lines of credit and automobile and recreational vehicle loans. KNBT also offers a variety of other consumer loans including personal loans and lines of credit, home improvement loans and credit card loans. At December 31, 2003, KNBT's home equity loans and lines of credit amounted to $151.6 million or 16.4% of the total loan portfolio. Of such amount, $112.8 million were loans and $38.8 million were lines of credit. In addition, at such date the unadvanced portion of home equity lines of credit was $45.3 million. Home equity loans and lines of credit, like single-family residential mortgage loans, are secured by the equity in the borrower's residence. However, the Bank generally obtains a second mortgage position on a home equity loan or line of credit. KNBT's home equity loans typically are structured as fixed-rate fully amortizing loans with terms of up to 15 years and loan-to-value ratios, when combined with any senior liens, of up to 100%. KNBT charges higher interest rates for loan-to-value ratios exceeding 80%. KNBT's home equity lines of credit have adjustable rates of interest which are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum loan-to-value ratio on home equity lines of credit, including the outstanding amount of any first mortgage loan, is 80%, however, larger loan-to-value loans are granted. A home equity line of credit may be drawn down by the borrower for a period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest.

         KNBT's automobile and other vehicle loans amounted to $102.2 million at December 31, 2003 and have increased significantly since the Bank commenced its indirect automobile lending function in January 2002. The total automobile and other vehicle loans includes, at December 31, 2003, $24.9 million of recreational vehicle loans that were acquired from First Colonial in the merger. Keystone originates indirect auto and recreational vehicle loans through a network of dealers located in its market area and was actively doing business with approximately 78 dealers at December 31, 2003. KNBT employed an experienced indirect lender to head its program and has grown its dealer network by emphasizing quality service and the development of long term relationships with the owners and managers of dealerships.

         KNBT makes indirect loans to purchase both new and used vehicles. The loans have terms up to six years for loans secured by new and used autos and 15 years for loans secured by recreational vehicles. As of December 31, 2003, approximately 20.0% of KNBT's indirect auto loans were secured by new cars, 54.0% were secured by used cars and 26.0% were secured by recreational vehicles. KNBT originated $56.5 million and $32.9 million of indirect loans during 2003 and 2002, respectively.

         To underwrite its indirect loans, KNBT reviews the credit history of applicants and determines appropriate debt to income and loan to value ratios. KNBT also believes that the quality of its indirect loan
portfolio  is  positively   affected  by  its  efforts  to  build  and  maintain
relationships with dealers who attract creditworthy customers. KNBT tries to identify such dealers based on KNBT's knowledge of dealers in its market area.

         Indirect auto and recreational vehicle lending entails greater risks than owner-occupied residential mortgage lending. Although KNBT has not experienced significant delinquencies in this portfolio to date, borrowers are more likely to default on those loans than on a residential mortgage loan secured by their primary residence. Moreover, automobiles and recreational vehicles depreciate rapidly and, in the event of a default, principal loss as a percentage of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession, over which KNBT has no control.

         Consumer loans entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

         Construction and Land Development Loans. KNBT has been an active originator of construction and land development loans in its market area for many years. At December 31, 2003, KNBT's construction and land development loans amounted to $112.7 million or 12.2% of the total loan portfolio. KNBT's construction lending includes both construction loans to individuals to construct personal residences, which amounted to approximately $63.8 million at December 31, 2003, and loans to building contractors and developers, which amounted to approximately $13.0 million at December 31, 2003 and loans for commercial real estate construction, which amounted to approximately $35.9 million at December 31, 2003. At December 31, 2003, the unadvanced portion of construction loans in process amounted to $76.2 million.

         KNBT's construction loans to individuals to build their residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for six to nine months, employees of KNBT make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction loans require payment of interest only during the construction phase and are structured to be converted to fixed-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, KNBT requires an appraisal of the property by independent fee appraisers or the Bank's in-house appraisers. The Bank's staff also reviews and inspects each project prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed based on a percentage of completion.

         KNBT also originates construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions and, to a lesser extent, the construction of commercial development projects, and site development projects. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in the Lehigh Valley with whom KNBT has an established relationship. Residential development loans are typically offered with terms of up to 24 months. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post-construction value. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by KNBT's approved appraisers warrants. At December 31, 2003, KNBT's largest construction and site development loan totaled $2.5 million and was secured by a first mortgage lien. This loan was performing according to its original terms at December 31, 2003. During 2003, KNBT estimates that the average balance of its construction loans to contractors and developers was approximately $4.7 million.

         KNBT also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. Disbursement of funds is at the sole discretion of KNBT and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post-construction value. KNBT's largest commercial construction loan commitment to a single borrower was $15.7 million at December 31, 2003 for a commercial construction development project located within KNBT's primary market area. While this loan was performing in accordance with all its terms at December 31, 2003, management has downgraded this loan on its internal classification system and is closely monitoring it due to a slowdown in the construction process as a result of inclement weather conditions.

         KNBT also originates land loans to local contractors and developers for the purpose of improving the property, or for the purpose of holding or developing the land for sale. Such loans are secured by a lien on the property, are limited to 65% of the lower of the acquisition price or the appraised value of the land, and have a term of up to two years with a floating interest rate based on KNBT's internal base rate. KNBT's land loans are generally secured by property in its primary market area. KNBT requires title insurance and, if applicable, a hazardous waste survey reporting that the land is free of hazardous or toxic waste.

         Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, KNBT may be confronted with a project, when completed, having a value less than the loan amount. KNBT has attempted to minimize these risks by generally concentrating on residential construction loans in its market area to contractors with whom it has established relationships.

         Commercial Real Estate Loans and Multi-Family Residential Real Estate Loans. At December 31, 2003, KNBT's commercial real estate loans amounted to $156.6 million or 17.0% of the total loan portfolio. The amount of KNBT's commercial real estate loans increased $127.2 million in 2003 from a total of $29.4 million at year-end 2002. The merger with First Colonial accounted for $52.0 million of this increase. KNBT's commercial real estate loans are secured by mortgages on various commercial income producing properties and owner occupied commercial buildings including office buildings, retail and industrial properties. All of KNBT's commercial real estate loans are secured by properties in Pennsylvania and substantially all are located in the Bank's primary market area.

         KNBT offers both adjustable-rate and fixed-rate commercial real estate loans. Such loans typically have terms of 15 or 20 years with call options every 5 to 7 years. Loan-to-value ratios cannot exceed 85%, although they generally are 80% or less, and a debt service coverage of 1.20 times or better generally is required. Personal guarantees often are required.

         KNBT performs more extensive diligence in underwriting commercial real estate loans than loans secured by owner occupied one-to four-family residential properties due to the larger loan amounts and the riskier nature of such loans. KNBT attempts to understand and control the risk in several ways including inspection of all such properties and the review of the overall financial condition of the borrower, which may include, for example, the review of the rent rolls and the verification of income. KNBT reviews a minimum of two years of tax returns and financial statements of the borrower in its underwriting of commercial real estate loans and these documents must be updated and provided to the bank on annual basis. KNBT's commercial lending staff undertakes an extensive credit review of each commercial real estate loan in excess of $500,000 at least annually. KNBT's largest commercial real estate loan at December 31, 2003, was a $7.9 million loan secured by commercial real estate in KNBT's primary market area. Such loan was performing in accordance with its terms at December 31, 2003.

         Commercial real estate loans have interest rates which are generally more sensitive to changes in market interest rates than residential real estate loans. Commercial real estate loans, however, entail significant additional credit risk as compared with one- to four-family residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial real estate loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be more significantly impacted by adverse conditions in the real estate market or in the economy generally.

         At December 31, 2003, KNBT's multi-family residential mortgage loans amounted to $14.2 million or 1.5% of the loan portfolio. Such loans are secured by apartment buildings with five or more units. KNBT has not emphasized the origination of multi-family residential mortgage loans but, when originated, they are underwritten pursuant to the same policies and procedures as commercial real estate loans.

         Commercial Business Loans. KNBT's commercial business loans amounted to $39.0 million or 4.2% of the total loan portfolio at December 31, 2003. Commercial business loans have increased by $29.0 million since December 31, 2002 with $9.5 million of that increase resulting from the merger with First Colonial. KNBT expects that its commercial loan portfolio will continue to grow.

         KNBT's commercial business loans typically are to small to mid-sized businesses with annual revenues generally not exceeding $100 million in its market area and may be for working capital, equipment financing, inventory financing or accounts receivable financing. Small business loans may have adjustable or fixed rates and generally have terms of 5 years or less but may go up to 10 years. KNBT's commercial business loans generally are secured by equipment, machinery, real property or other corporate assets. In addition, KNBT generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. KNBT's commercial loans structured as advances are made upon perfected security interests in accounts receivable and/or inventory. Generally KNBT will advance amounts up to 75% of accounts receivable and 50% of the value of inventory.

         At December 31, 2003, KNBT's largest commercial business loan was $5.8 million to a business located in KNBT's primary market area. Such loan was performing in accordance with its terms at December 31, 2003.

         Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans. Commercial business lending is relatively new to KNBT and KNBT is attempting to aggressively increase its originations of commercial business loans. KNBT continues to hire experienced commercial loan officers and acquired additional experienced commercial loan officers as a result of the merger. KNBT has implemented policies and procedures for commercial business lending which are deemed to be prudent.

         Loan Approval Procedures and Authority. KNBT's Board of Directors establishes its lending policies and procedures. KNBT's Loan Policy Manual is reviewed on at least an annual basis by its Directors' Loan Committee and management in order to propose modifications as a result of market conditions, regulatory changes and other factors. Most modifications must be approved by the Board of Directors of KNBT.

         Various officers or combinations of officers of KNBT have the authority within specifically identified limits to approve new loans. The largest individual lending authority is $1.0 million. Amounts in excess of $1.0 million up to $5.0 million must be approved by the Officers Loan Committee and amounts in excess of $5.0 million up to $15.0 million must be approved by the Directors Loan Committee. Loans in excess of $15.0 million must be approved by the Board of Directors of KNBT.

Non-Performing Assets

         On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases ("non-accrual" loans). On loans 90 days or more past due, as to principal and interest payments, KNBT's policy, with certain limited exceptions, is to discontinue accruing additional interest and reverse any interest currently accrued. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to his/her ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower's financial condition and payment record demonstrate an ability to service the debt.

         Real estate that is acquired as a result of foreclosure is classified as other real estate owned. Real estate is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying values does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of other real estate owned are credited or charged to operations, as incurred.

         The following table shows the amounts of KNBT's non-performing assets defined as non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated. KNBT did not have troubled debt restructurings at any of the dates indicated.

-----------------------------------------------------------------------------------------------------------

                                                                     At December 31,
                                         ------------------------------------------------------------------
                                             2003           2002         2001         2000         1999
                                         -------------  -------------  ----------- ----------  ------------
                                                                (dollars in thousands)

    Non-accruing loans ...............      $1,720        $2,197         $1,752      $  763        $1,103
    Accruing loans 90 days
      or more past due ...............         405           298            938          35           486
                                            ------        ------         ------      ------        ------
         Total non-performing loans ..       2,125         2,495          2,690         798         1,589

    Other real estate owned ..........         173           115            200         151           488
                                            ------        ------         ------      ------        ------
         Total non-performing assets .      $2,298        $2,610         $2,890      $  949        $2,077
                                            ======        ======         ======      ======        ======

    Total non-performing loans
       as a percentage of loans, net .        0.24%         0.43%          0.40%       0.12%         0.26%
    Total non-performing loans
       as a percentage of total assets        0.11%         0.25%          0.29%       0.10%         0.21%
    Total non-performing assets
       as a percentage of total assets        0.12%         0.26%          0.31%       0.12%         0.27%

-----------------------------------------------------------------------------------------------------------


         The following table shows the effect non-accrual loans have had on interest income from each of the periods indicated.



-----------------------------------------------------------------------------------------------------------

                                                               Year ended December 31,
                                         ------------------------------------------------------------------
                                             2003           2002         2001         2000         1999
                                         -------------  -------------  ----------- ----------  ------------
                                                                 (dollars in thousands)
Interest which would have been
   recorded at the original rate              $ 50          $ 66           $ 81        $ 43          $ 69
Interest that was reflected
   in income .........................          60            45             40          26            34
                                            ------        ------         ------      ------        ------

Net impact on interest income ........        $ 10         $ (21)         $ (41)      $ (17)        $ (35)
                                            ======        ======         ======      ======        ======

-----------------------------------------------------------------------------------------------------------




         KNBT measures impairment of a loan based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, impairment may be measured based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. SFAS

No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," allows creditors to use existing methods for recognizing interest income on impaired loans.

         KNBT identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The total principal amount of KNBT's impaired loans was $217,000 at December 31, 2003. There were no impaired loans at December 31, 2002. The recorded investment in these loans and the valuation for credit losses related to loan impairment at December 31, 2003 were as follows:


---------------------------------------------------------------
At December 31,                                   2003
---------------------------------------------------------------
                                        (dollars in thousands)
Principal amount of impaired loans ..........    $ 217
Accrued interest ............................        2
Deferred loan costs .........................        -
                                                --------
                                                   219
Less valuation allowance
  at December 31, ............................      33
                                                 --------
                                                 $ 186

---------------------------------------------------------------

         The activity in KNBT's allowance account for credit losses related to impaired loans was as follows for the year ended December 31, 2003:

---------------------------------------------------------------
Year ended December 31,                           2003
---------------------------------------------------------------
                                        (dollars in thousands)
Valuation allowance at January 1, ............      $ -
Received in merger ...........................       33
Provision for loan impairment ................        -
Direct charge-offs ...........................        -
Transfers from (to) unallocated reserve ......        -
                                                 --------
Valuation allowance
  at December 31, ............................     $ 33

---------------------------------------------------------------


         Total cash collected on impaired loans by KNBT during 2003 was $98,000, of which $64,000 was credited to the principal balance outstanding on such loans and $38,000 was credited to interest income. KNBT's valuation allowance for impaired loans of $33,000 at December 31, 2003 is included in its "Allowance for Loan Losses" which amounted to $7.9 million at December 31, 2003. KNBT had no valuation allowance for impaired loans in 2002.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. KNBT maintains the allowance at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews all loans which are delinquent 60 days or more on a monthly basis and performs regular reviews of the allowance no less than quarterly in order to identify those inherent losses and assess the overall collection probability for the loan portfolio. Such reviews consist of a quantitative analysis by loan category, using historical loss experience and consideration of a series of qualitative loss factors. KNBT's evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of its loans, the value of collateral securing the loan, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, in establishing the allowance for loan losses, KNBT's management considers a ten point internal rating system for all loans originated by the Commercial Lending department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. As a result of this risk assessment, management has identified $55.5 million of loans at December 31, 2003 which were performing in accordance with their terms but were deemed to have certain weaknesses or increased levels of risk. Included in this amount is one commercial construction loan in the amount of $15.7 million which was performing in accordance with its terms but management believes has developed certain credit weaknesses and an increased level of risk. The establishment of the allowance for loan losses is significantly affected by management's judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT's allowance for loan losses. Such agencies may require it to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2003, KNBT's allowance for loan losses was 0.89% of total loans receivable.

         KNBT will continue to monitor and modify its allowances for loan losses as conditions dictate. No assurances can be given that its level of allowance for loan losses will cover all of the inherent losses on its loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.

         The following table shows changes in KNBT's allowance for loan losses during the periods presented.


------------------------------------------------------------------------------------------------------------------------------------

                                                                              At or For the Year ended December 31,
                                                        ----------------------------------------------------------------------
                                                            2003            2002         2001            2000           1999
                                                        -------------   -----------  -------------   -------------    ---------
                                                                                     (dollars in thousands)
       Allowance for loan losses, beginning of period       $2,927        $3,386          $3,337          $3,101        $2,986
       Reserve received in merger ...................        3,548            --              --              --            --
       Provision for loan losses ....................        2,951           111             391             442           421
       Charge-offs:
             One-to four-family residential .........          242           229             154             100            88
             Multi-family ...........................           --            --              --              --           115
             Commercial real estate .................           --            --              --              --            --
             Construction and land development ......           --            --              --              --            --
             Commercial business ....................          154            --              --              --            --
             Consumer ...............................        1,207           394             224             146           108
                                                            ------        ------          ------          ------        ------
                Total charge-offs ...................        1,603           623             378             246           311
                                                            ------        ------          ------          ------        ------
       Recoveries on loans previously charged-off ...           87            53              36              40             5
                                                            ------        ------          ------          ------        ------
       Net loans charged-off ........................        1,516           570             342             206           306
       Allowance for loan losses, at December 31, ...       $7,910        $2,927          $3,386          $3,337        $3,101
                                                        ----------------------------------------------------------------------
       Allowance for loan losses at year-end to:
             Average loans ..........................         1.27%         0.47%           0.50%           0.52%         0.53%
             Loans at year-end ......................         0.89%         0.52%           0.50%           0.51%         0.50%
             Non-performing loans ...................       388.28%       117.31%         125.87%         418.17%       195.15%
                                                        ----------------------------------------------------------------------

                  The following table shows how KNBT's allowance for loan losses has been allocated by type of loan at each of the dates indicated.




                     ---------------------------------------------------------------------------------------------------------------
                                                                       At December 31,
                     ---------------------------------------------------------------------------------------------------------------
                             2003                   2002                  2001                   2000                   1999
                     --------------------  --------------------- ---------------------  ---------------------  ---------------------
                                  Loan                   Loan                   Loan                   Loan                   Loan
                                Category               Category               Category               Category               Category
                      Amount     as a %      Amount     as a %     Amount      as a %     Amount      as a %     Amount      as a %
                        of      of Total       of      of Total      of       of Total      of       of Total      of       of Total
                     Allowance    Loans    Allowance     Loans    Allowance     Loans    Allowance     Loans   Allowance     Loans
                     ---------- ---------  ----------- --------- ------------ --------  ------------ --------  -----------  --------
                                                                        (dollars in thousands)
 One-to four-family
   residential .....   $  349     36.00%  $   1,086       59.34%  $   2,053     73.27%   $2,291       73.20%    $ 2,128       72.52%
 Multi-family
   residential .....        4      1.54          33        0.88          35      0.55        48        0.58          36        0.55
 Commercial real
   estate ..........    2,745     16.97         145        4.82          39      1.83        43        0.97           5        0.54
 Construction and
   land development       683     12.22         451        9.74         291      7.72       106        8.58         102        9.72
 Commercial
   business ........      712      4.23         500        1.65         464      0.63       115        0.60          22        0.54
 State and political
   subdivisions ....       --      0.25          --          --          --        --       --           --          --          --
 Consumer ..........    2,673     28.79         590       23.57         303     16.00       123       16.07         150       16.13
 Unallocated .......      744        --         122          --         201        --       611          --         658          --
                     ---------- ---------  ----------- --------- ------------ --------  ------------ --------  -----------  --------
     Total .........   $7,910    100.00%     $2,927     100.00%    $  3,386    100.00%  $ 3,337      100.00%    $ 3,101      100.00%
                     ========== =========  =========== ========= ============ ========  ============ ========  ===========  ========

------------------------------------------------------------------------------------------------------------------------------------


Investment Activities

         KNBT invests in securities pursuant to its Investment Policy. KNBT's investment policy is designed primarily to maintain liquidity, to generate a favorable return without incurring undue interest rate and credit risk, to complement its lending activities, to manage the interest sensitivity of its assets and liabilities and minimize KNBT's tax liability. KNBT also uses a leverage investment strategy for the purpose of enhancing returns. Pursuant to this strategy, KNBT has increased the size of its investment portfolio by utilizing borrowings to support such investments.

         At December 31, 2003, KNBT's investment securities amounted to $734.1 million or 37.8% of total assets at such date. At such date, there were $9.6 million in unrealized gains with respect to the investment securities portfolio of KNBT, resulting in a net of tax unrealized gain of $6.3 million. The largest component of KNBT's investment securities in recent periods has been mortgage-backed securities, which amounted to $464.4 million or 63.2% of the investment securities portfolio at December 31, 2003. In addition, KNBT invests in municipal securities, corporate debt obligations, U.S. government and agency obligations and other securities. In recent periods, KNBT has increased the amount of its investment in municipal securities due to the tax advantage provided. Under KNBT's investment policy, municipal bonds must be rated in the top three investment rating categories at the time of purchase.

         In order to achieve maximum flexibility with its investment securities, all of KNBT's investment securities have been classified as available-for-sale, pursuant to SFAS No. 115, for more than the past three years. This accounting pronouncement requires a security to be classified as available-for-sale, held-to-maturity, or trading, at the time of acquisition. Securities classified as held-to-maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the historical cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income.

         Currently, KNBT is not participating in hedging programs, interest rate swaps, collars or other activities involving the use of off-balance sheet financial derivatives. Also, KNBT does not purchase mortgage-backed derivative instruments that would be characterized "high-risk" under Federal banking regulations at the time of purchase, nor does it purchase corporate obligations that are not rated investment grade.

         KNBT's mortgage-backed securities include mortgage pass-through certificates issued by the GNMA, FNMA and FHLMC as well as collateralized mortgage obligations ("CMOs") issued by such agencies or private issuers. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows of such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         Collateralized mortgage obligations are typically issued by a special-purpose entity, in KNBT's case, private issuers or government agencies, which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Substantially all of the collateralized mortgage obligations held in KNBT's portfolio consist of senior sequential tranches, primarily investments in the first tranche of the collateralized mortgage obligations. By purchasing senior sequential tranches, management attempts to ensure the cash flow associated with such an investment. While non-agency private issues are somewhat less liquid than collateralized mortgage obligations issued by GNMA, Fannie Mae or Freddie Mac, they generally have a higher yield than agency insured or guaranteed collateralized mortgage obligations, such higher yield reflecting in part to lack of such guarantee or protection and, thus, the potentially higher risk of loss or default associated with such assets. KNBT's investment portfolio policy requires that all privately issued CMOs be rated AAA by Standard & Poor's at the time of purchase.

         The following table sets forth certain information relating to KNBT's investment securities portfolio and FHLB stock at the dates indicated.


-------------------------------------------------------------------------------------------------------------------------------

                                                                         At December 31,
                                    -------------------------------------------------------------------------------------------
                                                 2003                        2002                            2001
                                    ----------------------------   ----------------------------   -----------------------------
                                     Amortized         Fair         Amortized         Fair         Amortized         Fair
                                        Cost          Value            Cost          Value            Cost           Value
                                    -------------------------------------------------------------------------------------------
   Debt Securities: ..........                                       (dollars in thousands)
   U.S. Government
     and agency obligations ..        $118,037        $120,380        $ 30,677     $ 31,075        $  8,445         $  8,437
   Corporate securities ......          15,068          15,637          34,053       35,172          36,937           38,153
   Municipal obligations .....         112,228         115,655          38,935       41,039          29,040           29,560
   Mortgage-backed securities:
      GNMA ...................           2,124           2,138           3,234        3,327             563              608
      FHLMC ..................          83,737          83,985          17,963       18,348           3,063            3,140
      FNMA ...................         224,802         227,538          73,743       76,101           6,845            6,867
      Other ..................         150,645         150,697          83,449       84,174          64,849           65,101
                                    ----------       ---------        ----------   ---------       ----------      ---------
   Total mortgage-backed
      securities .............         461,308         464,358         178,389      181,950          75,320           75,716
   Other debt securities .....              --              --              --           --              10               10
                                    ----------       ---------        ----------   ---------       ----------      ---------
      Total debt securities ..         706,641         716,030         282,054      289,236         149,752          151,876

   Equity Securities:
   ARM fund ..................           4,939           4,880           4,939        4,914           4,938            4,909
   Other equity securities ...          12,939          13,177              --           --              --               --
                                    ----------       ---------        ----------   ---------       ----------      ---------

      Total equity securities           17,878          18,057           4,939        4,914           4,938            4,909
                                    ----------       ---------        ----------   ---------       ----------      ---------

   Total investment securities        $724,519        $734,087        $286,993     $294,150        $154,690         $156,785
                                    ----------       ---------        ----------   ---------       ----------      ---------

   FHLB stock ................          11,543          11,543           8,011        8,011           6,099            6,099
                                    ----------       ---------        ----------   ---------       ----------      ---------

   Total investment securities
     and FHLB stock ..........        $736,062        $745,630        $295,004     $302,161        $160,789         $162,884
                                    -------------------------------------------------------------------------------------------

         The following table sets forth the amount of investment securities, at amortized cost, which mature during each of the periods indicated and the weighted average yields for each range of maturities at the dates indicated. No tax-exempt yields have been adjusted to a tax-equivalent basis.



------------------------------------------------------------------------------------------------------------------------------------

                                                          Amounts at December 31, 2003, which mature in:
                               -----------------------------------------------------------------------------------------------------
                                                    Over One
                                   One     Weighted   Year    Weighted Over Five  Weighted     Over    Weighted             Weighted
                                  year     Average   Through  Average   Through   Average       Ten     Average             Average
                                 or Less    Yield  Five Years  Yield   Ten Years   Yield       Years     Yield     Total     Yield
                               -----------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Debt securities:
    U.S. Government and
       agency obligations ...   $ 2,020      1.68% $ 61,339     3.04%  $ 16,173     3.67%    $ 38,505    4.13%  $ 118,037     3.65%
    Corporate securities ....     6,008      6.66     9,060     5.64          -        -            -       -      15,068     6.05
    Municipal obligations ...       102      4.85     2,123     3.98     27,745     4.33       82,258    4.63     112,228     4.54
    Mortgage-backed
       securities ...........         -         -    10,348     4.09    116,337     3.74      334,623    4.48     461,308     4.28
                              ---------- --------- --------- --------- ----------- --------- ----------- -------- ----------  ------
       Total debt securities .  $ 8,130      5.40% $ 82,870     3.75%  $160,255     3.84%    $455,386    4.48%  $ 706,641     4.26%



         The  following  table sets  forth the  purchases,  sales and  principal repayments of  mortgage-backed  securities,  at amortized cost, for KNBT for the periods indicated.
                                                                              At or For the
                                                                          Year Ended December 31,
                                                                -------------------------------------------
                                                                  2003             2002             2001
                                                                ---------        ---------        ---------
                                                                           (dollars in thousands)
   Mortgage-backed securities at beginning of period .....      $ 178,389        $  75,320        $  44,521
   Mortgage-backed securities acquired through merger
      with First Colonial ................................        151,584               --               --
   Purchase price adjustment of mortgage-backed securities
      acquired through merger with First Colonial ........         (2,309)              --               --
   Purchases .............................................        333,675          140,911           53,160
   Securitized and retained ..............................         47,251           53,897               --
   Securitized and sold ..................................             --           61,438               --
   Repayments ............................................       (218,339)         (88,850)         (22,403)
   Sales .................................................        (25,495)         (63,844)              --
   Amortizations of premiums and discounts, net ..........         (3,448)            (483)              42
                                                                ---------        ---------        ---------
   Mortgage-backed securities at end of period ...........      $ 461,308        $ 178,389        $  75,320
                                                                =========        =========        =========

   Weighted average yield at end of period ...............           4.05%            5.85%            6.09%

-----------------------------------------------------------------------------------------------------------


Sources of Funds

         Deposits. Deposits are the primary source of KNBT's funds. KNBT offers a variety of deposit accounts with a range of interest rates and terms. KNBT's deposits consist of interest-bearing and non-interest-bearing checking accounts, money market, savings and certificate of deposit accounts.

         Total deposits increased to $1.3 billion at December 31, 2003, from $771.8 million at December 31, 2002, a growth of $517.6 million or 67.1%. A major factor in this growth was the acquisition of $512.1 million of deposits as a result of the merger with First Colonial. Also contributing to the increase in deposits were increases in savings, money market and checking products due to the opening of new branches and KNBT's marketing programs. Total core deposits, which are all deposits other than certificates of deposits increased by $359.2 million in 2003, $318.0 million of which were acquired through the merger. These deposits totaled $741.7 million at December 31, 2003 and $382.6 million at December 31, 2002. KNBT's core deposits were 57.5% and 49.6% of total deposits at December 31, 2003 and 2002, respectively. Certificates of deposits increased $158.4 million from $389.3 million at December 31, 2002 to $547.7 million at December 31, 2003. The merger accounted for $194.0 million of the increase in certificates of deposit.

         The following table shows for KNBT the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.


------------------------------------------------------------------------------------------------------------------------------------

                                                                Year Ended December 31,
                      --------------------------------------------------------------------------------------------------------------
                                      2003                                  2002                                  2001
                      ---------------------------------     ----------------------------------    ----------------------------------
                         Average   Interest  Average           Average   Interest   Average          Average  Interest    Average
                         Balance   Expense  Rate Paid          Balance   Expense   Rate Paid         Balance   Expense   Rate Paid
                      ---------------------------------     ----------------------------------    ----------------------------------
                                                                 (dollars in thousands)
Savings ...............  $182,548    $  1,315      0.72%      $111,689   $  1,680      1.50%       $ 97,778    $  2,127    2.18%
Interest-bearing
   checking ...........   102,506         298      0.29         81,609        466      0.57          76,090         846    1.11
Money market ..........   203,978       2,212      1.08        134,456      2,784      2.07         100,327       3,512    3.50
Certificates of deposit   409,003      12,168      2.98        417,073     18,169      4.36         447,171      25,679    5.74
                         --------     -------                  -------     ------                   -------      ------
Total interest-bearing
  deposits ............   898,035      15,993      1.78        744,827     23,099      3.10         721,366      32,164    4.46
Non-interest-bearing
  deposits ............    53,559          --        --         28,881         --        --          19,890          --      --
                         --------     -------                  -------     ------                   -------      ------
   Total deposits .....  $951,594    $ 15,993      1.68%      $773,708   $ 23,099      2.99%       $741,256    $ 32,164    4.34%
                         ========     =======      ====        =======     ======      ====         =======      ======   ======


         The following table shows for KNBT deposit flows during the periods indicated.


------------------------------------------------------------------------------------------------------------------

                                                                       Year Ended December 31,
                                                ------------------------------------------------------------------
                                                       2003                    2002                    2001
                                                --------------------     ------------------      -----------------
                                                                       (dollars in thousands)
Deposits received in merger ..................       $      512,086            $         -            $         -
Total deposits ...............................           10,938,793              4,352,478              2,616,347
Total withdrawals ............................          (10,947,524)            (4,373,961)            (2,586,937)
Interest credited ............................               14,230                 21,089                 29,397
                                                --------------------     ------------------      -----------------
     Total increase (decrease) in deposits ...       $       517,585           $      (394)           $    58,807
                                                ====================     ==================      =================

         The following table shows for KNBT the amount of certificates of deposit, by various interest rate categories and maturities, at the dates indicated.


                                                                  Balance at December 31, 2003
                                                            Maturing in the 12 Months Ending December 31,
                                     -------------------------------------------------------------------------------------------
Certificates of Deposit:                  2004       2005         2006        2007        2008      Thereafter         Total
-----------------------------------  ------------  -----------  ----------  -----------  ---------  ------------  --------------
                                                                    (dollars in thousands)
Less than 2% ......................    $ 171,421     $ 31,236     $ 2,743     $      -    $     -       $    32       $ 205,432
2.00% - 2.99% .....................       51,152       34,055      14,887        1,138      1,452           107         102,791
3.00% - 3.99% .....................       54,229       34,589      18,305        8,328     12,367           118         127,936
4.00% - 4.99% .....................       12,727       26,199      16,013       27,920        180         1,182          84,221
5.00% - 5.99% .....................        9,364        1,807       2,241       13,543        133            20          27,108
6.00% - 6.99% .....................           70          131           -            4          -             -             205
7.00% or more ....................             1            -           -            -          -             -               1
                                     ------------  -----------  ----------  -----------  ---------  ------------  --------------
   Total certificates of deposit ..    $ 298,964     $128,017     $54,189     $ 50,933    $14,132       $ 1,459       $ 547,694
                                     ============  ===========  ==========  ===========  =========  ============  ==============




         The following table shows the maturities of KNBT's certificates of deposit of $100,000 or more at December 31, 2003 indicated by time remaining to maturity.



                                                                        Weighted
Maturing in Quarter Ending:                     Amount                Average Rate
----------------------------------------    ---------------      ---------------------
                                                      (dollars in thousands)
March 31, 2004 ..........................          $ 5,522                 1.98%
June 30, 2004 ...........................           11,291                 2.27
September 30, 2004 ......................            4,547                 2.78
December 31, 2004 .......................            5,604                 2.16
After December 31, 2004 .................           29,892                 3.47
                                            ---------------      ---------------------
   Total certificates of deposit with
      balances of $100,000 or more ......          $56,856                 2.90%
                                            ===============      =====================




         Borrowings. KNBT, as part of its operating strategy, utilizes advances from the Federal Home Loan Bank of Pittsburgh as an alternative to retail deposits to fund its operations. These FHLB advances are collateralized primarily by certain of KNBT's mortgage loans and mortgage-backed securities and secondarily by its investment in capital stock of the Federal Home Loan Bank of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has it own interest rate and range of maturities. The maximum amount that the Federal Home Loan Bank of Pittsburgh will advance to member institutions, including KNBT, fluctuates from time to time in accordance with the policies of the Federal Home Loan Bank. At December 31, 2003, KNBT had $207.2 million in outstanding FHLB advances. At December 31, 2002, FHLB advances totaled $113.5 million, which includes $20.0 million in short-term (overnight) borrowings. KNBT had no other short-term (overnight) borrowings from the FHLB in 2003, 2002 and 2001.

         The weighted average interest rates on KNBT's advances was 4.21% and 4.69% for the years ended December 31, 2003 and 2002, respectively.

         The principal payments due on KNBT's long-term FHLB advances at December 31, 2003 are as follows:



----------------------------------------------------------

FHLB Advances
Due In:                            At December 31, 2003
----------------------------       -----------------------
                                   (dollars in thousands)
2004                                             $ 24,300
2005                                               20,000
2006                                               20,000
2007                                               61,626
2008                                               13,000
2009 and thereafter                                68,227
                                         -----------------
     Total                                      $ 207,153
                                         =================

         In addition to FHLB advances, KNBT's borrowings include securities sold under agreements to repurchase ("repurchase agreements"). Repurchase agreements are contracts for the sale of securities owned or borrowed by KNBT, with an agreement to repurchase those securities at an agreed upon price and date. The collateral for such repurchase agreements are U.S. Treasury and Agency securities and municipal securities. At December 31, 2003, KNBT's securities repurchase agreements amounted to $24.6 million and all of such borrowings were short-term, having maturities of one year or less. KNBT's securities sold under repurchase agreements totaled $8.9 million at December 31, 2002.

         The  following  table  shows  certain   information   regarding  KNBT's
repurchase agreements:



----------------------------------------------------------------------------------------------------

                                                           At or For the Year Ended December 31,
                                                ----------------------------------------------------
                                                     2003               2002             2001
                                                ----------------   ---------------  ----------------
                                                                (dollars in thousands)
Repurchase Agreements:
      Average balance outstanding ..............       $ 11,931           $ 7,330           $ 2,431
      Maximum amount outstanding at any
         month-end during the period ...........       $ 29,010           $10,051           $ 5,752
      Balance outstanding at end of period .....       $ 24,550           $ 8,904           $ 5,752
      Average interest rate during the period ..          1.10%             2.09%             3.79%
      Weighted average interest rate at
         end of period .........................          0.64%             1.85%             2.49%





         In conjunction with the merger with First Colonial, KNBT assumed the $15.0 million of statutory trust debt held by First Colonial which were issued to First Colonial Trust I, a wholly-owned Connecticut statutory business trust subsidiary in June 2002. The Statutory Trust I issued $15.0 million in pooled trust preferred securities. The subordinated debentures are the sole asset of the statutory trust. The trust preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (4.62% at December 31, 2003) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. The net proceeds of the trust preferred securities have been used to support the Company's growth and other general corporate purposes.

Regulation of KNBT Bancorp

         Set forth below is a brief description of certain laws relating to the regulation of KNBT Bancorp and Keystone Nazareth Bank & Trust Company. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General

         The Bank as a Pennsylvania-chartered savings bank with deposits insured by the Savings Association Insurance Fund administered by the Federal Deposit Insurance Corporation, is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the Federal Deposit Insurance Corporation. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of and collateral for certain loans. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting shareholders.

         Federal law provides the federal banking regulators, including the Federal Deposit Insurance Corporation and the Federal Reserve Board, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Any change in such regulation, whether by the Pennsylvania Department of Banking, the Federal Deposit Insurance Corporation, the Federal Reserve Board or the United States Congress, could have a material impact on KNBT and its operations.

         KNBT is a bank holding company under the Bank Holding Company Act subject to regulation and supervision by the Federal Reserve Board and by the Pennsylvania Department of Banking. KNBT is required to file annually a report of its operations with, and is subject to examination by, the Federal Reserve Board and the Pennsylvania Department of Banking. This regulation and oversight is generally intended to ensure that KNBT limits its activities to those allowed by law and that it operates in a safe and sound manner without endangering the financial health of its subsidiary bank.

         KNBT has registered its common stock with the SEC under Section 12(g) of the Securities Exchange Act of 1934. KNBT is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. KNBT has listed its common stock on the Nasdaq Stock Market national market system. The Nasdaq Stock Market listing requirements impose additional requirements on KNBT, including, among other things, rules relating to corporate governance and the composition and independence of its board of directors and various committees of the board, such as the audit committee.

         Bank Holding Company Act Activities and Other Limitations. Under the Bank Holding Company Act, KNBT must obtain the prior approval of the Federal Reserve Board before it may acquire control of another bank or bank holding company, merge or consolidate with another bank holding company, acquire all or substantially all of the assets of another bank or bank holding company, or acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company if, after such acquisition, KNBT would directly or indirectly own or control more than 5% of such shares.

         Federal statutes impose restrictions on the ability of a bank holding company and its non-bank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank's investments in the stock or securities of the holding company, and on the subsidiary bank's taking of the holding company's stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

         A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.

         Non-Banking Activities. The business activities of KNBT, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve Board's bank holding company regulations, KNBT may only engage in, or acquire or control voting securities or assets of a company engaged in:

     o banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

     o any Bank Holding Company Act activity the Federal Reserve Board has determined to be so closely related that it is incidental to banking or managing or controlling banks.

         The Federal Reserve Board has by regulation determined that certain activities are closely related to banking including operating a mortgage company, finance company, credit card company, factoring company, trust company or savings association; performing certain data processing operations; providing limited securities brokerage services; acting as an investment or financial advisor; acting as an insurance agent for certain types of credit-related insurance; leasing personal property on a full-payout, non-operating basis; providing tax planning and preparation services; operating a collection agency; and providing certain courier services. However, as discussed below, certain other activities are permissible for a bank holding company that becomes a financial holding company.

         Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a new type of financial services company known as a "financial holding company." A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously not permissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are "financial in nature" or "incidental" to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a "satisfactory" Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. KNBT has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.

         Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board's capital adequacy guidelines for KNBT, on a consolidated basis, are similar to those imposed on the Bank by the Federal Deposit Insurance Corporation. Prompt corrective action provisions, however, are not applicable to bank holding companies.

         Restrictions on Dividends. KNBT's ability to declare and pay dividends may depend in part on dividends received from the Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus, retained earnings, is at least equal to contributed capital. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

         The Federal Reserve Board issued a policy statement in 1985 on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company's bank subsidiary is classified as "undercapitalized." See - "Regulation of the Bank" below.

         Federal Securities Laws. KNBT is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

         Longer prison terms now apply to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company's financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan "blackout" periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution ("FAIR") provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company's securities within two business days of the change.

         The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert," as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to shareholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

Regulation of The Bank

         Pennsylvania Savings Bank Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

         The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, will prohibit the Bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

     o the Federal Deposit Insurance Corporation determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund; and

     o    the Bank meets all applicable capital requirements.

Accordingly, the additional operating authority provided to the Bank by the Pennsylvania Banking Code is significantly restricted by the Federal Deposit Insurance Act.

         Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation, and are backed by the full faith and credit of the U.S. Government. As insurer, the Federal Deposit Insurance Corporation is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the Federal Deposit Insurance Corporation determines by regulation or order to pose a serious threat to the Federal Deposit Insurance Corporation. The Federal Deposit Insurance Corporation also has the authority to initiate enforcement actions against savings institutions.

         Under current Federal Deposit Insurance Corporation regulations, Savings Association Insurance Fund-insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital "well capitalized," "adequately capitalized" and "undercapitalized" which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those which are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2003 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

         In addition, all institutions with deposits insured by the Federal Deposit Insurance Corporation are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the last quarter of 2003 was 0.152% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

         The Federal Deposit Insurance Corporation may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the Federal Deposit Insurance Corporation. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the Federal Deposit Insurance Corporation. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

         Regulatory Capital Requirements. The Federal Deposit Insurance Corporation has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve Board System. The capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the Federal Deposit Insurance Corporation's regulations, the highest-rated banks are those that the Federal Deposit Insurance Corporation determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1, or leverage capital, is defined as the sum of common shareholders' equity, including retained earnings, non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

         The Federal Deposit Insurance Corporation's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital, defined as Tier 1 capital and supplementary (Tier 2) capital, to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the Federal Deposit Insurance Corporation believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a portion of a bank's allowance for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The Federal Deposit Insurance Corporation's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the Federal Deposit Insurance Corporation's capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same Federal Deposit Insurance Corporation risk-based capital requirements in its regulations.

         Prompt Correction Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt correction action regulations.


-------------------------------------------------------------------------------------------------
                                            Total                 Tier 1             Tier 1
                                          Risk-Based            Risk-Based          Leverage
Capital Category                           Capital                Capital           Capital
--------------------------------   --------------------   -------------------  ------------------

Well capitalized ..................      10% or more            6% or more         5% or more

Adequately capitalized ............       8% or more            4% or more         4% or more

Undercapitalized ..................      Less than 8%          Less than 4%       Less than 4%

Significantly undercapitalized ....      Less than 6%          Less than 3%       Less than 3%



         In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category, except that the Federal Deposit Insurance Corporation may not reclassify a significantly undercapitalized institution as critically undercapitalized.

         An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution which is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

         At  December  31,  2003,   the  Bank  was  deemed  a   well-capitalized
institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

         The following table provides a comparison of KNBT's and the Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.



-------------------------------------------------------------------------------------------------------------------------------
Capital Ratios                                                           Required                   To Be Well Capitalized
                                                                        For Capital                 Under Prompt Corrective
                                               Actual                Adequacy Purposes                 Action Provisions
                                      ----------------------         ---------------------          -----------------------
at December 31, 2003                  Amount            Ratio          Amount      Ratio            Amount       Ratio
------------------------------------------------------------------------------------------------------------------------------
Total Capital                                                        (dollars in thousands)
(To risk-weighted assets)
   Company, (consolidated) ...........   $359,522      33.24%          $ 86,535      8.00%               N/A         N/A
   Bank ..............................   $258,441      24.01%          $ 86,123      8.00%          $107,654       10.00%

Tier I Capital
(To risk-weighted assets)
   Company, (consolidated) ...........   $351,612      32.51%          $ 43,268      4.00%               N/A         N/A
   Bank ..............................   $250,499      23.27%          $ 43,062      4.00%           $64,593        6.00%

Tier I Capital
(To average assets, leverage)
   Company, (consolidated) ...........   $351,612      19.39%          $ 72,525      4.00%               N/A         N/A
   Bank ..............................   $250,499      13.42%          $ 74,646      4.00%           $93,307        5.00%

------------------------------------------------------------------------------------------------------------------------------
Capital Ratios                                                           Required                   To Be Well Capitalized
                                                                        For Capital                 Under Prompt Corrective
                                               Actual                Adequacy Purposes                 Action Provisions
                                      ----------------------         ---------------------          -----------------------
at December 31, 2002                  Amount            Ratio          Amount      Ratio            Amount       Ratio
------------------------------------------------------------------------------------------------------------------------------

                                                                     (dollars in thousands)
Total Capital
(To risk-weighted assets)
   Bank ..............................   $109,137      18.69%          $ 46,702      8.00%           $58,378       10.00%

Tier I Capital
(To risk-weighted assets)
   Bank ..............................   $106,210      18.19%          $ 23,351      4.00%           $35,027        6.00%

Tier I Capital
(To average assets, leverage)
   Bank ..............................   $106,210      10.78%          $ 39,410      4.00%           $49,263        5.00%

--------------------------------------------------------------------------------------------------------------------------

         Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the non-bank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary's capital and surplus and, with respect to such parent company and all such non-bank subsidiaries, to an aggregate of 20% of the bank subsidiary's capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

         Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank of Pittsburgh, which is one of 12 regional Federal Home Loan Banks. Each Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the Federal Home Loan Bank. At December 31, 2003, the Bank had $207.2 million in Federal Home Loan Bank advances.

         As a member, the Bank is required to purchase and maintain stock in the Federal Home Loan Bank of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the Federal Home Loan Bank. At December 31, 2003, the Bank had $11.5 million in stock of the Federal Home Loan Bank of Pittsburgh which was in compliance with this requirement.

         Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2003, the Bank was in compliance with these reserve requirements.

Federal Taxation

         General. KNBT and the Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal, state and local income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the tax rules applicable to KNBT and the Bank.

         Method of Accounting. For federal income tax purposes, KNBT reports income and expenses on the accrual method of accounting and files its federal income tax return on a calendar year basis.

         Bad Debt Reserves. The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995. Prior to that time, KNBT was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the specific charge-off method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six-year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

         Taxable Distributions and Recapture. Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if KNBT failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

         At December 31, 2003, KNBT's total federal pre-1988 reserve was approximately $9.8 million. The reserve reflects the cumulative effects of federal tax deductions by KNBT for which no federal income tax provisions have been made.

         Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of an exemption amount. Net operating losses, of which KNBT has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. KNBT had a minimum tax credit carryover of $285,000 at December 31, 2003.

         Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, KNBT may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At December 31, 2003, KNBT had no net operating loss carry-forwards for federal income tax purposes.

         Corporate Dividends-Received Deduction. KNBT may exclude from its income 100% of dividends received from KNBT as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received.

State and Local Taxation

         Pennsylvania Taxation. KNBT is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2003 is 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

         The  Bank is  subject  to tax  under  the  Pennsylvania  Mutual  Thrift
Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts Keystone from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Employees

         As of December 31, 2003, KNBT had approximately 649 employees of whom 141 were part-time. KNBT considers its relationship with its employees to be good.

Item 2.   Properties
-------   ----------

         KNBT does not own or lease any property. The Bank owns 20 properties and leases 25 other properties. The principal office of KNBT is located at 90 Highland Avenue, Bethlehem, PA 18017. The book value of this office was $3.2 million at December 31, 2003.

         The Bank also owns an operations and lending office at 236 Brodhead Road, Bethlehem, PA 18017. This building was purchased in 2003 and had a book value of $7.2 million at December 31, 2003. The Bank acquired an office building at 3864 Adler Place, Bethlehem, PA 18017 as a part of the acquisition of First Colonial. The Bank will continue to use this facility for general office space. This building had a book value of $2.9 million at December 31, 2003.

         In addition, the Bank owns 15 branch banking facilities and leases 25 other branch banking facilities. All of which are located within the Bank's market area.

         The Bank also owns a garage and parking lot in Nazareth, Pennsylvania and a vacant lot which is available for a possible future branch in Easton, Pennsylvania.

Item 3.   Legal Proceedings
------    -----------------

         From time-to-time, KNBT and the Bank are parties to routine litigation incidental to their business.

         Neither KNBT, the Bank nor any of their subsidiaries is subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authorities.


Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

         No matter was submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.   Market for Registrant's Common Equity, Related Stockholder Matters and
          ----------------------------------------------------------------------
          Issuer Purchases of Equity Securities
          -------------------------------------

         KNBT Bancorp. Inc. common stock trades on the Nasdaq National Market under the trading symbol "KNBT." At the close of business on December 31, 2003, there were 3,641 shareholders of record.

         The declaration and payment of dividends is at the sole discretion of the Board of Directors, and their timing and amount will depend upon the Board of Directors consideration of the earnings, financial condition, and capital needs of KNBT and the Bank and certain other factors including restrictions arising from Federal banking laws and regulations (see "Note P - Regulatory Matters" in the "Notes to Consolidated Financial Statements"). As of December 31, 2003, no dividends had been paid or declared on KNBT common stock. KNBT common shares were first sold in KNBT's initial public offering as a part of Keystone Savings Bank's mutual-to-stock conversion on October 31, 2003 at the offering price of $10.00 per share. KNBT's common stock began trading on Nasdaq on November 3, 2003.

         During the period of October 31, 2003 through December 31, 2003, bid prices reported for KNBT's common stock was a high of $17.79 and a low of $15.87. The last sale price on December 31, 2003 was $17.58.

         KNBT did not sell any of its equity securities during 2003 that were not registered under the Securities Act of 1933.

         For information regarding KNBT's equity compensation plans see item 12.

Item 6.   Selected Financial Data




------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands, except per share data)
As of and For the Year Ended December 31,                  2003 (1)        2002            2001            2000             1999
------------------------------------------------------------------------------------------------------------------------------------
 Consolidated Summary of Income
     Interest income ...............................     $    59,063   $    59,479     $    60,493     $    57,603     $    52,181
     Interest expense ..............................          21,061        26,416          34,064          31,141          26,846
                                                         -----------   -----------     -----------     -----------     -----------
     Net interest income ...........................          38,002        33,063          26,429          26,462          25,335
     Provision for loan losses .....................           2,951           111             391             442             421
     Total non-interest income .....................           9,048         8,814           5,013           3,214           2,955
     Total non-interest expense (2) ................          55,119        24,568          19,613          17,999          16,372
                                                         -----------   -----------     -----------     -----------     -----------

     Income (loss) before income taxes (benefit) ...         (11,020)       17,198          11,438          11,235          11,497
     Income taxes (benefit) ........................          (5,264)        5,188           3,326           3,718           3,898
                                                         -----------   -----------     -----------     -----------     -----------

       Net income (loss) (2) .......................     $    (5,756)  $    12,010     $     8,112     $     7,517     $     7,599
                                                         ===========   ===========     ===========     ===========     ===========


 Consolidated Balance Sheet Data
     Total assets ..................................     $ 1,940,801   $ 1,015,906     $   922,045     $   824,736     $   773,953
     Investment securities available-for-sale (3) ..         734,087       294,150         156,785         114,077         103,092
     Loans receivable, net .........................         882,166       555,526         668,046         657,107         611,108
     Mortgage loans held-for-sale ..................           4,677        23,796              --              --              --
     Deposits ......................................       1,289,410       771,825         772,226         713,520         665,369
     Securities sold under agreements to repurchase           24,550         8,904           5,752              --              --
     FHLB advances .................................         207,153       113,500          40,500          13,000          25,000
     Guaranteed preferred beneficial interest in the
        Company's subordinated debentures ..........          15,000            --              --              --              --
     Shareholders' equity / retained eanings .......         389,080       111,049          95,788          86,204          78,687
     Book value per share ..........................           13.20           N/A             N/A             N/A             N/A
     Full service offices ..........................              41            19              16              16              15

 Selected Consolidated Ratios
     Net income (loss) to:
       Average total assets ........................           (0.46)%        1.25 %          0.92 %          0.94 %          1.02 %
       Average equity ..............................           (3.58)        11.46            8.79            9.27            9.93
     Net interest margin (4) .......................            3.49          3.66            3.21            3.38            3.50
     Efficiency ratio (5) ..........................          117.15         58.67           62.38           60.65           57.87
     Equity to assets (6) ..........................           20.05         10.93           10.39           10.45           10.17
     Tier 1 capital to average assets (leverage) (6)           19.39         10.78           10.50           10.45            9.97
     Tier I risk-based capital ratio (6) ...........           32.51         18.19           17.09           16.99           16.67
     Total risk-based capital ratio (6) ............           32.24         18.19           17.71           17.65           17.34



(1) After the close of business on October 31, 2003, the Company completed the mutual-to-stock conversion of the Bank and the related subscription stock offering and the acquisition by merger of First Colonial Group, Inc. See "Business - General" in Item 1.
(2) Included in the non-interest expenses for the year ended December 31, 2003 are a $16.1 million contribution to the Keystone Nazareth Charitable Foundation and $5.7 million of merger and systems integration costs as a result of the acquisition of First Colonial Group.
(3) KNBT has classified all of its investment securities as available-for-sale, therefore there are no securities classified as trading or held-to-maturity. (4) Calculated on a tax-equivalent basis.
(5) The calculation of the efficiency ratio for 2003 includes the effect of the $16.1 million contribution to the Keystone Nazareth Charitable Foundation and $5.7 million of merger and systems integration costs as a result of the acquisition of First Colonial Group.
(6) Ratios for 2003 are for KNBT Bancorp. Ratios for 1999 - 2002 are for Keystone Nazareth Bank & Trust Company (formerly Keystone Savings Bank).

Item 7.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

General
-------

         The following presents a review of KNBT Bancorp's results of operations and financial condition. This information should be read in conjunction with the KNBT's consolidated financial statements and the accompanying notes to financial statements. KNBT's consolidated earnings are derived primarily from the operations of its wholly owned savings bank subsidiary, Keystone Nazareth Bank & Trust Company, and its other subsidiaries

         KNBT's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense on deposits and borrowings. Results of operations are also affected by fee income from its banking and non-banking operations, provisions for loan losses, loan servicing and other non-interest income. Non-interest expense primarily consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expenses. KNBT's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact KNBT's financial condition and results of operations.


Critical Accounting Policies, Judgments and Estimates
-----------------------------------------------------

         The accounting and reporting policies of KNBT conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and the assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

         KNBT considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated probable credit losses. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

         KNBT recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management's judgment based upon available evidence that future realization is more likely than not. If management determines that KNBT may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount. For further information, see "Note B - Summary of Accounting Policies" in the "Notes to Consolidated Financial Statements", included in Item 8 of this Form 10-K.

         Goodwill, under SFAS No. 142, is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. The Company tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on the Company's books to write down the related goodwill to the proper carrying value. The Company recorded goodwill and other identifiable intangible assets as a result of the acquisition of First Colonial in October 2003. For further information, see "Note B8 - Summary of Accounting Policies" in the "Notes to Consolidated Financial Statements" included in Item 8 of this Form 10-K.

Operating Strategy

         KNBT was organized in 2003 by Keystone Savings Bank as a part of its mutual-to-stock conversion and to be the holding company for the Bank. Historically, Keystone Savings Bank operated as a traditional savings bank primarily providing single-family residential mortgage loans and a variety of retail products and services to its customers.

         Concurrent with the conversion on October 31, 2003, First Colonial Group, Inc. was merged with and into KNBT and Nazareth National Bank and Trust Company was merged into the Bank. Historically, Nazareth National Bank and Trust Company was a full-service community commercial bank with full trust services. Keystone Nazareth Bank & Trust Company is a Pennsylvania chartered stock savings bank. Some of the Bank's key operating strategies and characteristics are described below.

     o A current branch network system with 41 branch offices located throughout Lehigh, Northampton, Monroe and Carbon Counties, Pennsylvania with consideration for additional branches in the future.

     o Continuing to enhance operating systems and customer service and convenience, including new computer software and hardware, an improved internet banking system and new branch systems which are expected to be operational during the second quarter of 2004.

     o Strong deposit market share particularly in Northampton and Lehigh Counties in which the Bank has the largest and second largest, respectively, deposit market share. Overall, the Bank estimates that it has the second largest deposit share in the Lehigh Valley.

     o Focusing on increased lending to small to mid-sized businesses in the greater Lehigh Valley, which sector is believed to be underserved.

     o Continuing to develop as a "relationship bank" offering a broad array of deposit and loan products as well as securities and insurance products and trust and wealth management services.

     o Leveraging capital efficiently through additional growth of loan and investment portfolios.

Financial Performance Summary

         KNBT had a net loss for 2003 of $5.8 million, which included one-time charges aggregating $21.8 million (pre-tax) resulting from a $16.1 million contribution to the Keystone Nazareth Charitable Foundation and $5.7 million of merger related and systems integration related charges incurred in connection with the First Colonial Group, Inc. and KNBT merger. KNBT's net income was $12.0 million and $8.1 million in 2002 and 2001, respectively.

         KNBT's return on average assets was (0.46)% in 2003 as compared to 1.25% in 2002 and 0.92% in 2001. The return on average equity was (3.58)%, 11.46% and 8.79% in 2003, 2002 and 2001, respectively.

         Total assets of KNBT were $1.9 billion at December 31, 2003 as compared to $1.0 billion at year-end 2002, an increase of $924.9 million or 91.0%. Included in this increase of total assets are $610.4 million of assets acquired as a result of the merger with First Colonial. During 2003, total deposits grew by $515.8 million or 66.8% to a year-end total of $1.3 billion. The merger accounted for $512.1 million of this increase. Total deposits at December 31, 2002 were $771.8 million. Total loans amounted to $890.1 million and $558.5 million at December 31, 2003 and 2002, respectively. The loan increase in 2003 was $331.6 million. This increase included $272.2 million of loans acquired from First Colonial in the merger.

         The conversion of the Bank to a stock company resulted in the sale of an aggregate of 20,201,188 shares of KNBT's common stock at a price of $10.00 per share for proceeds of $202.0 million. The capitalized expenses for the conversion were $5.8 million resulting in net proceeds of $196.2 million. This sale was the principal factor in the $278.0 million increase in shareholders' equity during 2003. An additional primary factor in the increase in equity was the acquisition of First Colonial Group, Inc. through the issuance of an aggregate of 8,545,855 common shares in exchange for the previously outstanding shares of First Colonial. Total shareholders' equity was $389.1 million and $111.0 million at December 31, 2003 and 2002, respectively. Also affecting the change in equity during 2003 was the establishment of an employee stock ownership plan (ESOP) through the purchase of 949,845 shares of common stock through a loan from KNBT to the ESOP in the amount of $16.1 million, the release of 9,723 shares at their fair market value of $165,000, the contribution of 1,616,095 shares of KNBT common stock to the Keystone Nazareth Charitable Foundation which had a value of $16.1 million at the time of contribution, the issuance of 56,259 shares of KNBT common stock pursuant to the exercise of stock options for proceeds of $311,000, and the net loss of $5.8 million. The total common shares outstanding at December 31, 2003 were 29,479,275 excluding the unallocated shares held by the ESOP.

Analysis of Net Interest Income

         Net interest income represents the difference between income on interest-earnings assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is the primary source of earnings for KNBT. Therefore, changes in net interest income are important factors in KNBT's overall net income.

         Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earnings assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table includes information adjusted to a tax equivalent yield basis for the Company's tax-exempt investment securities. The presentation on a tax-equivalent basis may be considered to include non-GAAP information. Management believes that it is a standard industry practice in the banking industry to present such information on a fully tax equivalent basis and that such information is useful to investors in making peer comparisons. The tax-exempt adjustments and comparable GAAP information also is included in the table.



------------------------------------------------------------------------------------------------------------------------------------
Consolidated Comparative Statement Analysis
(dollars in thousands) For the Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                          2003                          2002                         2001
                                          -------------------------------  -----------------------------  --------------------------
                                                     Interest    Average              Interest  Average             Interest Average
                                            Average   Income/    Yield/      Average   Income/  Yield/     Average   Income/ Yield/
                                            Balance   Expense    Rate        Balance   Expense  Rate       Balance   Expense Rate
                                          -------------------------------  -----------------------------  --------------------------
Assets
Interest-Earning Assets
    Interest-bearing balances with banks .   $ 106,395  $ 1,028     0.97%  $ 30,577     $ 408     1.33% $ 30,475   $ 1,011   3.32%
    Investment securities
       Taxable ...........................     345,048   13,334     3.86    241,475    13,272     5.50   113,261     7,332   6.47
       Non-taxable (1) ...................      62,508    4,358     6.97     31,229     2,441     7.82    22,095     1,824   8.26
    Loans receivable (2) (3) .............     622,525   41,833     6.72    627,001    44,188     7.05   679,532    50,946   7.50
    Allowance for loan losses ...........       (3,447)       -              (3,021)        -             (3,676)        -
                                          ------------- --------          ---------- ---------         ---------- ---------
    Net loans ............................     619,078   41,833     6.76    623,980    44,188     7.08   675,856    50,946   7.54
                                          ------------- --------          ---------- ---------         ---------- ---------
      Total interest-earning assets ......   1,133,029   60,553     5.34    927,261    60,309     6.50   841,687    61,113   7.26
    Non-interest earning assets ..........     121,964        -        -     33,531         -        -    35,352         -      -
                                          ------------- -------- -------- ---------- --------- ------- ---------- --------- ------
      Total Assets,
        Interest Income .................. $ 1,254,993   60,553            $960,792    60,309          $ 877,039    61,113
                                          ------------- --------          ---------- ---------         ---------- ---------

Liabilities
Interest-Bearing Liabilities
    Interest-bearing deposits
      Demand deposits ....................   $ 102,506      298     0.29   $ 81,609       466     0.57  $ 76,090       846   1.11
      Money market deposits .............      203,978    2,212     1.08    134,456     2,784     2.07   100,327     3,512   3.50
      Savings deposits ...................     182,548    1,315     0.72    111,689     1,680     1.50    97,778     2,127   2.18
      Certificates of deposit ...........      409,003   12,168     2.98    417,073    18,169     4.36   447,171    25,679   5.74
                                          ------------- -------- -------- --------- ---------- ------------------ --------- ------
        Total interest-bearing deposits ..     898,035   15,993     1.78    744,827    23,099     3.10   721,366    32,164   4.46

    Securities sold under agreements
      to repurchase ......................      11,931      131     1.10      7,330       155     2.11     2,431        94   3.87
    FHLB advances ........................     114,520    4,822     4.21     67,358     3,162     4.69    32,702     1,806   5.53
    Guaranteed preferred beneficial
      interests in Company's subordinated
      debentures .........................       2,507      115     4.59          -         -        -        -         -      -
                                          ------------- --------          --------- ----------         ---------- ---------
      Total interest-bearing liabilitites    1,026,993   21,061     2.05    819,515    26,416     3.22   756,499    34,064   4.50

Non-Interest-Bearing Liabilities
    Non-interest-bearing deposits ........      53,559        -        -     28,881         -        -    19,890         -      -
    Other liabilities ....................      13,832        -        -      7,603         -        -     8,356         -      -
                                          ------------- --------          --------- ----------         ---------- ---------
      Total Liabilities ..................   1,094,384   21,061             855,999    26,416            784,745    34,064
    Shareholders' Equity/ ................                                                                                      -
      Retained Earnings ..................     160,609        -             104,793         -             92,294         -
                                          ------------- --------          --------- ----------         ---------- ---------
    Total Liabilities & Shareholders'
      Equity, Interest Expense ........... $ 1,254,993   21,061            $960,792    26,416          $ 877,039    34,064
                                          ------------- --------          --------- ----------         ---------- ---------

Net interest income tax
   equivalent basis ......................               39,492                        33,893                       27,049
                                                        --------                    ----------                    ---------
    Net interest spread
      Tax equivalent basis (4) ...........                          3.29%                         3.28%                      2.76%
    Effect of interest-free sources
     used to fund earning assets .........                          0.20                          0.37                       0.45
                                                                 --------                      --------                     ------

Net interest margin
   tax equivalent basis (5) ..............                          3.49                          3.66                       3.21
                                                                 --------                      --------                     ------

Tax-exempt adjustment ....................               (1,490)                         (830)                        (620)
                                                      ----------                    ----------                    ---------

Net interest income and margin ...........             $ 38,002     3.35%             $33,063     3.57%           $ 26,429   3.14%
                                                      ========== ========           ========== ========           ========= ======

Average interest-earning assets
   to average interest-bearing
   liabilities ...........................                        110.32%                       113.15%                    111.26%
------------------------------------------------------------------------------------------------------------------------------------






(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $1.5 million, $830,000 and $620,000 for the years 2003, 2002 and 2001, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.
(3) Loan fees of $1.5 million, $1.2 million and $793,000 for the years 2003, 2002 and 2001, respectively, are included in interest income. Average loan balances include non-accruing loans of $1.7 million, $2.2 million and $1.8 million and average loans held-for-sale of $3.1 million, $4.4 million and none for the years 2003, 2002 and 2001, respectively.
(4) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(5) Tax equivalent net interest margin is computed by dividing tax equivalent net interest income by average interest-earning assets.

         Rate Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected KNBT's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.




------------------------------------------------------------------------------------------------------------------------------------

                                                          2003 Compared to 2002                       2002 Compared to 2001
                                                 ----------------------------------------   ----------------------------------------
                                                     Increase (Decrease)                       Increase (Decrease)
                                                               Due to                                    Due to
                                                 ----------------------------------------   ----------------------------------------
                                                                                Total                                      Total
                                                                                Increase                                   Increase
                                                    Rate        Volume         (Decrease)       Rate         Volume       (Decrease)
                                                 -----------  ------------   ----------------------------  ------------   ----------
                                                                                (dollars in thousands)
     Interest income:
         Cash and cash equivalents ............   $   (392)     $  1,012        $    620      $   (606)     $      3      $   (603)
         Investment securities ................     (5,790)        7,769           1,979        (2,734)        9,291         6,557
         Loans receivables, net ...............     (2,009)         (346)         (2,355)       (2,848)       (3,910)       (6,758)
                                                  --------      --------        --------      --------      --------      --------
             Total interest-earning assets ....     (8,191)        8,435             244        (6,188)        5,384          (804)

     Interest expense:
         Savings deposits .....................       (288)          120            (168)         (441)           61          (380)
         Checking deposits ....................     (2,011)        1,439            (572)       (1,923)        1,195          (728)
         Money market deposits ................     (1,431)        1,066            (365)         (749)          302          (447)
         Certificates of deposit ..............     (5,649)         (352)         (6,001)       (5,782)       (1,728)       (7,510)
                                                  --------      --------        --------      --------      --------      --------
             Total interest-bearing deposits ..     (9,379)        2,273          (7,106)       (8,895)         (170)       (9,065)

     Securities sold under agreements
       to repurchase ..........................       (121)           97             (24)         (122)          183            61
     FHLB advances and other borrowings .......       (554)        2,214           1,660          (562)        1,918         1,356
     Guaranteed preferred beneficial interests
       in company's subordinated debentures ...         --           115             115            --            --            --
                                                  --------      --------        --------      --------      --------      --------
             Total interest-bearing liabilities    (10,054)        4,699          (5,355)       (9,579)        1,931        (7,648)

     Increase (decrease) in net
       interest income ........................   $  1,863      $  3,736        $  5,599      $  3,391      $  3,453      $  6,844
                                                  ========      ========        ========      ========      ========      ========





         The net interest income, on a fully taxable equivalent basis, amounted to $39.5 million for 2003, an increase of $5.6 million or 16.5% over $33.9 million in 2002. As shown in the "Rate/Volume Analysis" table, the increase in net interest income in 2003 was attributable to higher net interest income of $3.7 million due to changes in volume and $1.9 million due to changes in rates. The volume-related change resulted primarily from increases in investment securities and interest-bearing balances with banks reduced in part by a small increase in loan receivables (see discussions on "Lending Activities"), an increase in money market deposits, savings and demand deposits and FHLB advances and other deposits. The rate-related change was primarily the result of the decrease of interest earned on investment securities and loans being less than the decrease of interest paid on deposits and debt.

         The net interest income, on a fully taxable equivalent basis, in 2002 increased $6.8 million or 25.3% over the 2001 figure of $27.2 million. This increase was the result of growth in investments and loans, reduced in part by increases in time deposits and debt. Also affecting 2002 net income was the decrease in interest rates earned on loans and investments being greater than the decrease on the interest rates paid on deposits and debt.

         The net interest margin, a measure of net interest income performance, is determined by dividing net interest income by total interest-earning assets. The net interest margin was 3.35% for 2003, 3.57% for 2002 and 3.14% for 2001. The net interest margin on a tax equivalent basis was 3.49% for 2003,

3.66% for 2002 and 3.21% for 2001. The decrease in 2003 net interest margin was primarily due to the non-interest-earning assets amounting to $124.6 million in 2003 as compared to $33.5 million in 2002. The interest spread is the difference of interest earned on assets less the interest paid on deposits and debt. The interest spread was 3.29%, 3.28% and 2.76% for 2003, 2002 and 2001, respectively.

Provision for Loan Losses

         The provision for loan losses is determined by management's review and analysis of the loan portfolio. This evaluation process includes, among other things, an analysis of delinquent and non-performing loans, the level of charge-offs and recoveries, the value of collateral securing the loan, the borrower's ability to repay, repayment performance and local economic conditions. The valuation also takes into consideration performing loans that may have certain weaknesses as identified by management in its review of loans. A primary factor in the increased provision for 2003 as compared to 2002 was $156.1 million or 395.9% increase in total commercial related loans. The commercial loans acquired from First Colonial in the merger accounted for $61.5 million of this increase. An additional factor was the decision of management to downgrade a performing $15.7 million commercial loan due to certain credit weaknesses. The provision for loan losses amounted to $3.0 million for the year ended December 31, 2003 as compared to $111,000 in 2002. The increase of $2.8 million was the result of management's ongoing evaluation of risk elements in KNBT's loan portfolio. The provision in 2001 was $391,000. Net charge-offs were $1.5 million, $570,000, and $342,000 in 2003, 2002, and 2001, respectively. For more information see "Business - Lending Activities - Non-Performing  Assets" in
Item 1.

Non-Interest Income

         Non-interest income increased in 2003 by $234,000 or 2.7% to a total of $9.0 million from $8.8 million in 2002. This increase was primarily the result of an increase in the fees earned on deposit services of $414,000 or 11.4%. Fees on deposit services amounted to $4.0 million in 2003 and $3.6 million in 2002. This increase was the result of a higher number of deposit accounts and the acquisition of new accounts due to the merger. Other non-interest operating income increased in 2003 over 2002 by $1.5 million or 123.8%. The other non-interest operating income was $2.8 million and $1.2 million in 2003 and 2002, respectively. This increase was the result of higher loan fees including mortgage servicing fees and increases in other fee based services. Also contributing to higher non-interest income were increases of $45,000 in brokerage services revenues, and $80,000 in earnings on bank owned life insurance ("BOLI"). The revenues from brokerage services were $465,000 in 2003 and $420,000 in 2002. The earnings on the bank owned life insurance were $1.5 million and $1.4 million in 2003 and 2002, respectively. KNBT began earning revenues from trust operations in November 2003 when trust powers were obtained and the trust accounts were acquired due to the merger with First Colonial. The trust revenues for the last two months of 2003 amounted to $279,000.

         The increases in non-interest income were offset in part by a $1.5 million decrease in the net gains on the sale of investment securities and by a $654,000 decrease in the gains on the sale of residential real estate loans. During 2003, KNBT had total net losses of $249,000 on the sales of $25.5 million of securities available-for-sale compared to total net gains of $1.2 million in 2002 on the sales of $63.8 million of securities available-for-sale. The losses in 2003 were due to the sale of some lower yielding and longer term securities. The gains on the sale of residential real estate loans were $246,000 in 2003 and $900,000 in 2002.

         Non-interest income increased $3.8 million or 75.8% from $5.0 million in 2001 to $8.8 million in 2002. Non-interest income increased from 2001 to 2002 as a result of increases in the net gains on the sales of investment securities of $1.2 million, increases in earnings on bank owned life insurance of $536,000, increases in the net gains on the sale of loans of $792,000, increased fees for deposit services of $923,000 and increased non-interest operating income of $63,000.

Non-Interest Expense

         Non-interest expense increased to $55.1 million in 2003 from $24.6 million in 2002, a $30.5 million or 124.4% increase. The major factors in this increase were the $16.1 million contribution to KNBT's new charitable foundation and $5.7 million of expenses related to the merger and subsequent integration of systems and operations at the Bank. The merger and integration expenses included such items as severance agreements, supplies, customer communication, data processing upgrades and other costs. Compensation and benefits expense increased by $5.4 million or 41.0%. These expenses were $18.6 million and $13.2 million in 2003 and 2002, respectively. Contributing to the increase in compensation and employee benefit expense were normal salary increases, additional staff required for the new branches added in 2003, the addition of 245 employees as a result of the merger with First Colonial, staff increases in the lending and trust divisions and a benefit expense of $165,000 for the ESOP. Occupancy expense increased from $3.1 million in 2002 to $4.6 million in 2003, an increase of $1.5 million or 48.0%. The higher occupancy expense was the result of the addition of new branches, the purchase and renovation of a new operations center and additional facilities acquired in the merger. All other expense items including advertising, data processing, professional services, supplies, postage, FDIC insurance premiums, impairment of mortgage servicing rights and all other items totaled $10.1 million in 2003 as compared to $8.3 million in 2002. This was an increase of $1.8 million or 21.9%. These increases were principally due to the growth of the Company and the merger.

         Non-interest expense in 2002 increased $5.0 million or 25.3% over 2001. Total non-interest expenses were $24.6 million in 2002 and $19.6 million in 2001. The increase in compensation and employee benefit expense from 2001 to 2002 was $2.8 million or 26.9%. Occupancy expenses in 2002 were $467,000 or 17.8% higher than in 2001. All other non-interest expenses grew in 2002 as compared to 2001 by $1.7 million or 25.6% in 2002 over 2001. In addition to normal salary increases, compensation increased as the result of the addition of new branches in 2002. Also in 2002, compared to 2001, the Company's benefit expense increased due to a $793,000 increase in retirement expenses related to the multiple employer defined benefit pension plan, matching contributions to the Company's 401k plan and the funding of the supplemental executive retirement plans for certain executive officers.

Income Tax Expense (Benefit)

         KNBT had an income tax benefit of $5.3 million for the year ended December 31, 2003. The income tax expense in 2002 amounted to $5.2 million. The tax benefit in 2003 was the result of a net operating loss for the year. The income tax expense in 2001 was $3.3 million. KNBT's effective Federal tax rate was a benefit of (47.8)% for the year ended December 31, 2003 compared to an effective tax rate of 30.2% for the year ended December 31, 2002 and 29.1% for the year ended December 31, 2001.

Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. KNBT's market risk arises primarily from the interest rate risk which is inherent in its lending and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, KNBT's primary risk is credit risk on its loan portfolio. KNBT attempts to manage credit risk through its loan underwriting and oversight policies. See "Lending Activities".

         KNBT and the Bank operate as a community banking institution primarily in the counties of Northampton, Lehigh, Monroe and Carbon, Pennsylvania. As a result of its location and nature of operations, the Company is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate and other loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. The Bank holds a concentration of one-to four-family residential real estate loans (36.0% of total loans) and consumer/installment loans (28.8% of total loans) in its loan portfolio. Loans for automobiles and other vehicles represent 38.5% of the consumer/installment loans and 11.1% of total loans. The Bank's loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the Company's balance sheet and are subject to interest rate risk (see discussion on "Loan Origination, Sales and Servicing"). The Company does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps (see discussions on "Investment Activities").

Interest Rate Sensitivity

         Interest rate sensitivity is a measure of the extent to which net interest income would change due to changes in the level of interest rates.

         The principal objective of KNBT's interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate, given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, KNBT seeks to reduce the exposure of its operations to changes in interest rates. KNBT monitors interest rate risk as such risk relates to its operating strategies. KNBT has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position. The Asset/Liability Committee meets on a quarterly basis. The extent of the movement of interest rates is an uncertainty that could have a negative impact on future earnings of KNBT.

         KNBT primarily has utilized the following strategies in its efforts to manage interest rate risk:

     o It has emphasized originations for portfolio of shorter term loans, particularly construction loans, commercial loans and consumer loans;

     o It has been an active seller in the secondary market of its newly originated, agency eligible long-term fixed-rate residential mortgage loans and it securitized an aggregate of $47.3 million of single-family residential mortgage loans in 2003 and $115.3 million in 2002;

     o It has invested in securities with relatively short anticipated lives, generally three to five years.

         Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2003, KNBT's cumulative one-year interest rate gap, which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, as a percentage of total assets, was a positive 13.77%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

         The following table sets forth the amounts of KNBT's interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown, commonly termed, the GAP Table. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2003, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 14% to 32%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 20%, 15% and 15%, respectively.



------------------------------------------------------------------------------------------------------------------------------------

                                                                          At December 31, 2003
------------------------------------------------------------------------------------------------------------------------------------
                                                  More than     More than    More than        More than
                                       3 Months    3 Months     6 Months       1 Year          3 Years      More than
                                        or Less  to 6 Months    to 1 Year    to 3 Years       to 5 Years     5 Years       Total
                                    -----------  -----------  -----------    -----------  -----------     -----------    -----------

                                                                            (dollars in thousands)
Interest-earning assets (1):
   Deposits at other institutions   $    85,422  $      --    $      --      $      --    $      --       $      --      $    85,422
   Debt investment securities ...        31,515       40,677       85,379        224,021      140,991         193,626        716,209
   Loans receivable (2) .........       287,766       76,607      139,187        292,449      114,979          11,333        922,321
   Equity securities ............          --           --           --             --           --            29,421         29,421
                                    -----------  -----------  -----------    -----------  -----------     -----------    -----------
      Total interest-earning
        assets ..................   $   404,703  $   117,284  $   224,566    $   516,470  $   255,970     $   234,380    $ 1,753,373
                                    ===========  ===========  ===========    ===========  ===========     ===========    ===========
   Cumulative total interest-
     earning assets .............   $   404,703  $   521,987  $   746,553    $ 1,263,023  $ 1,518,993     $ 1,753,373    $ 1,753,373
                                    ===========  ===========  ===========    ===========  ===========     ===========    ===========
Interest-bearing
   liabilities:
   Savings deposits .............   $     8,847  $     8,847  $    17,694    $    66,352  $    66,353     $    53,083    $   221,176
   Interest-bearing
      checking deposits .........         6,550        6,550       13,100         49,126       49,126          39,297        163,749
   Money market deposits ........        11,976       11,976       23,953         95,808       95,808            --          239,521
   Certificates of deposit ......        82,521       72,871      145,742        181,254       37,285          28,021        547,694
   FHLB advances and other
        borrowings ..............        47,708        6,458       14,316         49,266       64,823          64,132        246,703
                                    -----------  -----------  -----------    -----------  -----------     -----------    -----------
        Total interest-bearing
          liabilities ...........   $   157,602  $   106,702  $   214,805    $   441,806  $   313,395     $   184,533    $ 1,418,843
                                    ===========  ===========  ===========    ===========  ===========     ===========    ===========

Cumulative total interest-
   bearing liabilities ..........   $   157,602  $   264,304  $   479,109    $   920,915  $ 1,234,310     $ 1,418,843    $ 1,418,843
                                    ===========  ===========  ===========    ===========  ===========     ===========    ===========

Interest-earning assets
   less interest-bearing
   liabilities ..................   $   247,101  $    10,582  $     9,761    $    74,664  $   (57,425)    $    49,847    $   334,530
                                    ===========  ===========  ===========    ===========  ===========     ===========    ===========

Cumulative interest-rate
   sensitivity gap (3) ..........   $   247,101  $   257,683  $   267,444    $   342,108  $   284,683     $   334,530
                                    ===========  ===========  ===========    ===========  ===========     ===========
Cumulative interest-rate
   gap as a percentage
   of total assets at
   December 31, 2003 ............         12.73%       13.27%       13.77%         17.62%       14.66%         17.23%

Cumulative interest-
   earning assets as a
   percentage of
   cumulative interest-
   bearing liabilities at
   December 31, 2003 ............        256.79%      197.49%      155.82%        137.15%      123.06%         123.58%

------------------------------------------------------------------------------------------------------------------------------------


(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustment and contractual maturities.
(2) For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds and deferred loan fees.
(3) Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

                               KNBT BANCORP, INC.


         Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

         KNBT's interest rate sensitivity is monitored by management through the use of models that generate estimates of the change in its net portfolio value ("NPV") and net interest income ("NII") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. KNBT also analyzes potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table sets forth KNBT's NPV and NII as of December 31, 2003 and reflects the changes to NPV and NII as a result of immediate and sustained changes in interest rates as indicated.




------------------------------------------------------------------------------------------------------------
                                        Net Portfolio Value
                                        at December 31, 2003               Net Interest Income for 2004
                                -------------------------------------  -------------------------------------
                                                   Percent Change                        Percent Change
                                                        from                                   from
Rate Scenario                      Amount             Base Case           Amount             Base Case
------------------------------  --------------   --------------------  -------------------------------------
                                                          (dollars in thousands)
+300 basis point rate shock ....    $ 366,674           (13.5%)             $ 69,110             4.7%
+200 basis point rate shock ....      390,100            (8.0%)               68,850             4.3%
+100 basis point rate shock ....      409,860            (3.3%)               68,298             3.5%
Static - base case ............       423,908               --                66,010              --
-100 basis point rate shock ...       410,745            (3.1%)               59,448            (9.9%)
-200 basis point rate shock ...       398,318            (6.0%)               53,119           (19.5%)
-300 basis point rate shock ...       387,533            (8.6%)               48,424           (26.6%)

------------------------------------------------------------------------------------------------------------




Liquidity

         KNBT's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the Federal Home Loan Bank of Pittsburgh, as an additional funding source.

         KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB borrowings in recent years as a cost efficient addition to deposits as a source of funds. The average balance of FHLB borrowings was $114.5 million, $67.4 million and $32.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. To date KNBT borrowings have consisted primarily of advances from the Federal Home Loan Bank of Pittsburgh.

         KNBT has not used, and has no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance sheet risk are limited to loan servicing for others, obligations to fund loans to customers pursuant to existing commitments and commitments to sell mortgage loans. In addition, KNBT had not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect its liquidity or capital resources. KNBT has not, and does not intend to, trade in commodity contracts.

         KNBT anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

         KNBT's contractual obligations as of December 31, 2003 are as follows:





Contractual Obligations
At December 31, 2003
--------------------------------------------------------------------------------------------------------------------------
                                                                           Payments Due by Period:
                                                       -------------------------------------------------------------------
                                                          Less Than                                          More Than
                                           Total           1 Year         1-3 Years         3-5 Years         5 Years
-------------------------------------- --------------  ---------------- ---------------  ----------------  ---------------
                                                                         (dollars in thousands)
Federal Home Loan Bank debt ...........    $ 207,153          $ 24,300        $ 40,000          $ 74,626         $ 68,227
Trust preferred securities ............       15,000                 -               -                 -           15,000
Operating leases ......................       10,545             1,317           2,166             1,361            5,701
Severance agreements ..................        1,220             1,028             192                 -                -
Deferred directors' fees and
  officer compensation ...............         2,691                98             104               112            2,377
                                       --------------  ---------------- ---------------  ----------------  ---------------

Total obligations .....................    $ 236,609          $ 26,743        $ 42,462          $ 76,099         $ 91,305
                                       ==============  ================ ===============  ================  ===============

Off-Balance-Sheet Obligations

         KNBT is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.
These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. KNBT's exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.
KNBT uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments (see Note N of the "Notes to Consolidated Financial Statements").

         KNBT's contingent liabilities and commitments as of December 31, 2003 are as follows:


--------------------------------------------------------------------------------------------------------------------------
Contingent Liabilities and Commitments
At December 31, 2003
--------------------------------------------------------------------------------------------------------------------------
                                                          Less Than                                          More Than
                                           Total           1 Year         1-3 Years         3-5 Years         5 Years
-------------------------------------- --------------  ---------------- ---------------  ----------------  ---------------
                                                                         (dollars in thousands)
Lines of credit .......................    $ 139,105          $ 71,364        $ 12,230          $ 29,450         $ 26,061
Standby letters of credit .............       15,297             7,795           7,448                54               --
Other commitments to make loans .......      130,802           110,848           5,251               456           14,247
                                       --------------  ---------------- ---------------  ----------------  ---------------
Total .................................    $ 285,204         $ 190,007        $ 24,929          $ 29,960         $ 40,308
                                       ==============  ================ ===============  ================  ===============



         Impact of Inflation and Changing Prices. The financial statements, accompanying notes, and related financial data of KNBT presented herein have been prepared in accordance with generally accepted accounting principals, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of KNBT's assets and liabilities are monetary in nature: therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Conversion from Mutual to Stock Form and Capital Resources

         On October 31, 2003 KNBT completed its sale of common stock. KNBT sold 20,201,188 shares of common stock at a price of $10.00 per share for total proceeds of $202.0 million. The capitalized expenses for the conversion were $5.8 million resulting in net proceeds of $196.2 million. Concurrent with the conversion KNBT established the Keystone Nazareth Charitable Foundation with a contribution of 1,616,095 shares of KNBT common stock to the Foundation.

         Also concurrent with the conversion, KNBT acquired First Colonial on October 31, 2003. KNBT issued 8,545,855 shares of common stock to the shareholders of First Colonial in exchange for their First Colonial shares (see "Merger with First Colonial Group").

         In connection with the conversion, KNBT also established the ESOP. The ESOP purchased 949,845 shares in the market at an average price of $17.01 per share for a total cost of $16.1 million. In December, 2003, 9,723 KNBT common shares were allocated to the plan participants at their fair value of $164,000.

         At December 31, 2003 KNBT had 29,479,275 total common shares outstanding. This number does not include 940,122 unallocated shares held in the ESOP. The average shares outstanding for 2003 (months of November and December, only) excluding unallocated ESOP shares, was 28,502,462.

         KNBT's total shareholders' equity was $389.1 million at December 31, 2003 as compared to $111.0 million at December 31, 2002. This was an increase of $278.1 million or 250.4%. The increase in shareholders' equity was the result of net proceeds from the stock offering of $196.2 million, the issuance of $85.5 million of KNBT common stock to former First Colonial shareholders in the merger, the contribution of $16.1 million of KNBT common stock to the Keystone Nazareth Charitable Foundation, the change in unrealized gain on investment securities, net of deferred taxes of $1.6 million, net proceeds from the exercise of stock options of $311,000 and the allocation in KNBT's ESOP of 9,723 shares of stock with a fair market value of $165,000. These increases were partially offset by KNBT's net loss from operations in 2003 of $5.8 million and the purchase of shares of common stock for the ESOP of $16.1 million.

         The Company and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to met minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Additional information relating to the Company's and Bank's capital requirements and capital ratios can be found in Note P of the "Notes to Consolidated Financial Statements."

Merger with First Colonial Group

         On October 31, 2003, KNBT acquired First Colonial Group, Inc. (First Colonial) and its subsidiaries, Nazareth National Bank and Trust Company, First C.G. Company, Inc. and First Colonial Statutory Trust I. First Colonial Group was merged into KNBT and Nazareth National Bank and Trust Company was merged into the Bank to form Keystone Nazareth Bank & Trust Company.

         At October 31, 2003 First Colonial had $610.4 million in assets. Under the terms of the merger, each outstanding share of First Colonial common stock was converted to 3.7 shares of KNBT common stock, resulting in the issuance of 8,545,855 shares of KNBT's common stock in the merger. First Colonial had a stock option plan which had options to acquire 218,417 shares of First Colonial's common stock at October 31, 2003. Pursuant to the terms of the merger agreement, these options were converted at the 3.7 exchange rate to options to acquire 808,157 shares of KNBT's common stock.

         The merger transaction was accounted for under the purchase method of accounting. The results of operations include the operation acquired from First Colonial for the period October 31, 2003 through December 31, 2003. More information is available in KNBT's reports on Form 8-K dated January 14, 2004, December 23, 2003 and November 3, 2003 each filed with the SEC, and in KNBT's registration statement on Form S-1 filed with the SEC on June 6, 2003.

New Accounting Pronouncements

         The Bank adopted FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees including Indirect Guarantees of Indebtedness of
Others," on January 1, 2003. FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Bank has financial and performance letters of credit. Financial letters of credit require the Bank to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 applies prospectively to guarantees the Bank issues or modifies subsequent to December 31, 2002. The required disclosures are included in these financial statements.

         In January 2003, the FASB issued FASB Interpretation 46 (FIN 46), "Consolidation of Variable Interest Entities." FIN 46 clarifies the application of Accounting Research Bulletin 51, Consolidated Financial Statements, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 will be required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both. Management has determined that First Colonial Statutory Trust I qualifies as a variable interest entity under FIN 46. First Colonial Statutory Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to the Company. First Colonial Statutory Trust I holds, as its sole asset, subordinated debentures issued by the Company in 2002. First Colonial Statutory Trust I is currently included in the Company's consolidated balance sheet and statements of operations. The Company has evaluated the impact of FIN 46 and concluded it should continue to consolidate First Colonial Statutory Trust I as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

         Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. The Company plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require KNBT to deconsolidate First Colonial Statutory Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if the Company has the right to a majority of First Colonial Statutory Trust I expected residual returns. Accordingly, the Company will deconsolidate First Colonial Statutory Trust I at the end of the first quarter, which will result in an increase in outstanding debt by $464,000. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by First Colonial Statutory Trust I based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as First Colonial Statutory Trust I become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

         In October 2003, the AICPA issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer." SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Bank will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3 and does not anticipate its adoption to have a material affect on the Bank's financial position or results of operations.

         The Bank adopted EITF 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments," as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under FAS 115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosure under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.


Item 7.A   Quantitative and Qualitative Disclosure About Market Risks
--------   ----------------------------------------------------------

         Information with respect to quantitative and qualitative disclosure is contained in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.   Financial Statements and Supplementary Data
-------   -------------------------------------------



REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
KNBT Bancorp, Inc.


         We have audited the accompanying consolidated balance sheets of KNBT Bancorp, Inc. (and previously Keystone Savings Bank) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KNBT Bancorp, Inc. and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.



/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
January 31, 2004




KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
----------------------------------------------------------------------------------------------------
(dollars in thousands)                                                  At December 31,
                                                             ---------------------------------------
                                                                   2003                 2002
----------------------------------------------------------------------------------------------------
      ASSETS
          Cash and Due From Banks ..........................   $    53,555          $    33,535
          Interest-Bearing Deposits With Banks .............        85,422               52,758
                                                               -----------          -----------
            Cash and Cash Equivalents ......................       138,977               86,293
          Investment Securities Available-for-Sale .........       734,087              294,150
          Federal Home Loan Bank of Pittsburgh Stock .......        11,543                8,011
          Mortgage Loans Held-for-Sale .....................         4,677               23,796
          Loans ............................................       890,076              558,453
          Less:  Allowance for Loan Losses .................        (7,910)              (2,927)
                                                               -----------          -----------
            Net Loans ......................................       882,166              555,526
          Bank Owned Life Insurance ........................        57,849               26,334
          Premises and Equipment, Net ......................        35,867               12,178
          Accrued Interest Receivable ......................         7,645                4,964
          Goodwill and Other Intangible Assets .............        47,448                  912
          Other Assets .....................................        20,542                3,742
                                                               -----------          -----------
            TOTAL ASSETS ...................................   $ 1,940,801          $ 1,015,906
                                                               ===========          ===========

      LIABILITIES
          Deposits .........................................   $ 1,289,410          $   771,825
          Securities Sold Under Agreements to Repurchase ...        24,550                8,904
          Advances from the Federal Home Loan Bank .........       207,153              113,500
          Guaranteed Preferred Beneficial Interest in the
            Company's Subordinated Debentures ..............        15,000                   --
          Accrued Interest Payable .........................         3,218                  711
          Other Liabilities ................................        12,390                9,917
                                                               -----------          -----------
            TOTAL LIABILITIES ..............................     1,551,721              904,857
                                                               -----------          -----------

      SHAREHOLDERS' EQUITY
          Preferred Stock, no par
            Authorized:  20,000,000 shares .................            --                   --
          Common Stock, Par Value $0.01 a share ............           295                   --
            Authorized:  100,000,000 shares
             Issued and Outstanding:
              29,479,275 shares at Dec. 31, 2003 and None at
              Dec. 31, 2002
          Additional Paid-In Capital .......................       297,887                   --
          Retained Earnings ................................       100,570              106,326
          Unallocated Common Stock Held
            by Employee Stock Ownership Plan ...............       (15,987)                  --
          Accumulated Other Comprehensive Income ...........         6,315                4,723
                                                               -----------          -----------
          TOTAL SHAREHOLDERS' EQUITY .......................       389,080              111,049
                                                               -----------          -----------

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY .......   $ 1,940,801          $ 1,015,906
                                                               ===========          ===========


          See accompanying notes to consolidated financial statements.





KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

-----------------------------------------------------------------------------------------------------
(dollars in thousands)
                                                                          Year Ended December 31,
                                                                  -----------------------------------
                                                                    2003          2002          2001
                                                                  --------      --------     --------
     INTEREST INCOME
        Loans, including fees ...............................     $ 41,823      $ 44,188     $ 50,946
        Investment Securities ...............................       16,212        14,883        8,536
        Other Interest ......................................        1,028           408        1,011
                                                                  --------      --------     --------
            Total Interest Income ...........................       59,063        59,479       60,493
                                                                  --------      --------     --------

     INTEREST EXPENSE
        Deposits ............................................       15,993        23,099       32,164
        Securities Sold Under Agreements to Repurchase ......          131           155           94
        Advances from the Federal Home Loan Bank ............        4,822         3,162        1,806
        Trust-Preferred Securities ..........................          115            --           --
                                                                  --------      --------     --------
            Total Interest Expense ..........................       21,061        26,416       34,064
                                                                  --------      --------     --------

     NET INTEREST INCOME ....................................       38,002        33,063       26,429
        Provision for Loan Losses ...........................        2,951           111          391
                                                                  --------      --------     --------

        Net Interest Income After Provision
          for Loan Losses ...................................       35,051        32,952       26,038
                                                                  --------      --------     --------

     NON-INTEREST INCOME
        Trust Revenue .......................................          279            --           --
        Brokerage Services Revenue ..........................          465           420          100
        Deposit Service Charges .............................        4,042         3,628        2,705
        Bank Owned Life Insurance ...........................        1,515         1,435          899
        Net Gains ( Losses) on Sales of Investment Securities         (249)        1,202           35
        Net Gains on Sales of Residential Mortgage Loans ....          246           900          108
        Non-Interest Operating Income .......................        2,750         1,229        1,166
                                                                  --------      --------     --------

            Total Non-Interest Income .......................        9,048         8,814        5,013
                                                                  --------      --------     --------

     NON-INTEREST EXPENSES
        Compensation and Employee Benefits ..................       18,633        13,217       10,414
        Net Occupancy and Equipment Expense .................        4,599         3,086        2,619
        Professional Fees ...................................        1,083           868          419
        Advertising .........................................          350           840          728
        Data Processing .....................................        2,124         1,712        1,603
        Impairment of Mortgage Servicing Rights .............        1,068           676          236
        Contributions to Charitable Foundation ..............       16,161            --           --
        Merger-Related Expenses .............................        5,652            --           --
        Other Operating Expenses ............................        5,449         4,169        3,594
                                                                  --------      --------     --------

            Total Non-Interest Expenses .....................       55,119        24,568       19,613
                                                                  --------      --------     --------

     Income (Loss) Before Income Taxes (Benefit) ............      (11,020)       17,198       11,438
     Income Taxes (Benefit) .................................       (5,264)        5,188        3,326
                                                                  --------      --------     --------

     NET INCOME (LOSS) ......................................     $ (5,756)     $ 12,010     $  8,112
                                                                  ========      ========     ========

     PER SHARE DATA
        Net Income - Basic ..................................        N/M           N/A          N/A
                                                                  ========      ========     ========
        Net Income - Diluted ................................        N/M           N/A          N/A
                                                                  ========      ========     ========


          See accompanying notes to consolidated financial statements.




KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                                       Accumulated
                                                               Common     Additional            Unallocated     Other
                                               Common          Stock       Paid-In    Retained     ESOP     Comprehensive
                                               Shares          Value       Capital    Earnings    Shares       Income       Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000 ...................            -     $   -       $    -    $ 86,204  $       -      $ 732       $ 86,936
                         2001
Comprehensive Income
   Net Income ................................                                           8,112                                8,112
   Other Comprehensive Income Net of Taxes ...                                                                   740            740
                                                                                                                     --------------
Total Comprehensive Income ...................                                                                                8,852
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2001 .................            -         -            -      94,316          -      1,472         95,788
                         2002
Comprehensive Income
   Net Income ................................                                          12,010                               12,010
   Other Comprehensive Income Net of Taxes ...                                                                 3,251          3,251
                                                                                                                     --------------
Total Comprehensive Income ...................                                                                               15,261
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2002 .................            -         -            -    106,326           -      4,723       111,049
                         2003
Comprehensive Loss
   Net Loss ..................................                                         (5,756)                               (5,756)
   Other Comprehensive Income Net of Taxes
      and Reclassification Adjustments .......                                                                 1,592          1,592
                                                                                                                     --------------
Total Comprehensive Loss                                                                                                     (4,164)
Proceeds from Sale of Common Stock, Net ......   20,201,188       202      196,059                                          196,261
Shares in merger with First Colonial .........    8,545,855        85       85,374                                           85,459
Issuance of Common Stock
   to Charitable Foundation ..................    1,616,095        16       16,145                                           16,161
Purchase of Shares for ESOP ..................     (949,845)       (9)                            (16,152)                  (16,161)
Unallocated ESOP Shares Committed to Employees        9,723                     (1)                   165                       164
Shares Issued upon Exercise of Stock Options .       56,259         1          310                                              311
                                               ------------------------------------------------------------------------------------
Balance at December 31, 2003 .................   29,479,275     $ 295    $ 297,887  $ 100,570   $ (15,987)  $ 6,315       $ 389,080

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.









KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------------------------
(dollars in thousands)                                                                     Year Ended December 31,
                                                                              --------------------------------------------
                                                                                      2003           2002          2001
--------------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
  Net (Loss) Income .........................................................     $  (5,756)     $  12,010      $   8,112
  Adjustments to Reconcile Net Income (Loss) to Net Cash
     Provided by (Used in) Operating Activities:
        Provision for Loan Losses ...........................................         2,951            111            391
        Depreciation and Amortization .......................................         3,180          1,317          1,137
        Amortization (Accretion) of Security Premiums and Discounts, Net ....         3,630           (521)            82
        Loss on Disposition of Fixed Assets .................................            --             99             --
        Gain (Loss) on Sale of Other Real Estate Owned ......................            31             28             10
        Loss (Gain) on Sales of Investment Securities .......................           249         (1,202)           (35)
        Gains on the Sales of Mortgage Loans ................................          (246)          (900)          (108)
        Mortgage Loans Originated for Sale ..................................       (29,043)       (60,974)       (12,127)
        Mortgage Loan Sales .................................................        50,286         37,178         12,127
        Contribution to Charitable Foundation ...............................        16,161             --             --
   Changes in Assets and Liabilities:
        Decrease (Increase) in Accrued Interest Receivable ..................           283         (1,805)        (1,063)
        (Increase) Decrease in Other Assets .................................        (5,849)        (4,113)         1,667
        Increase (Decrease) in Other Liabilities and Accrued Interest Payable         5,760          2,842         (1,973)
                                                                                  ---------      ---------      ---------
Net Cash Provided by (Used in) Operating Activities .........................        41,637        (15,930)         8,220
                                                                                  ---------      ---------      ---------

INVESTING ACTIVITIES
Proceeds from Calls and Maturities of Securities Available-for-Sale .........       264,030        104,037         46,102
Proceeds from Sales of Securities Available-for-Sale ........................        28,540         63,844          1,625
Purchase of Securities Available-for-Sale ...................................      (462,963)      (184,848)       (89,818)
Purchase of Federal Home Loan Bank of Pittsburgh Stock ......................        (3,531)        (1,912)          (394)
Purchase of Bank Owned Life Insurance .......................................       (31,515)        (4,000)       (20,000)
Net Increase in Loans .......................................................       (62,542)        (1,915)       (11,330)
Purchase of Premises and Equipment ..........................................       (13,138)        (1,376)        (2,208)
Proceeds from Sale of Other Real Estate Owned ...............................           556            791            337
Cash and Cash Equivalents Acquired through Merger ...........................        45,616             --             --
                                                                                  ---------      ---------      ---------
Net Cash Used in Investing Activities .......................................      (234,947)       (25,379)       (75,686)
                                                                                  ---------      ---------      ---------

FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits .........................................         5,499           (394)        58,807
Net (Decrease) Increase in Repurchase Agreements ............................        (2,113)         3,152          4,123
Proceeds from Long-Term Debt ................................................        92,300         73,000         30,500
Payments on Long-Term Debt ..................................................       (30,103)            --         (3,000)
Purchase of ESOP Shares .....................................................       (16,161)            --             --
Proceeds from Issuance of Common Stock ......................................       196,261             --             --
Proceeds from the Exercise of Stock Options .................................           311             --             --
                                                                                  ---------      ---------      ---------
Net Cash Provided by Financing Activities ...................................       245,994         75,758         90,430
                                                                                  ---------      ---------      ---------

Increase in Cash and Cash Equivalents .......................................        52,684         34,449         22,964
Cash and Cash Equivalents, January 1, .......................................        86,293         51,844         28,880
                                                                                  ---------      ---------      ---------
Cash and Cash Equivalents, December 31, .....................................     $ 138,977      $  86,293      $  51,844
                                                                                  =========      =========      =========

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Year for
        Income Taxes ........................................................     $   3,165      $   4,075      $   3,450
                                                                                  =========      =========      =========

        Interest on Deposits, Advances and Other Borrowed Money .............     $  18,554      $  26,344      $  33,956
                                                                                  =========      =========      =========

Supplemental Disclosure of Non-cash Activities
        Mortgage Loan Securitizations .......................................     $  47,250      $ 115,335      $      --
                                                                                  =========      =========      =========

        Reclassification of Loans Receivable to Other Real Estate Owned .....     $     473      $     998      $     342
                                                                                  =========      =========      =========
See accompanying notes to consolidated financial statements



                               KNBT BANCORP, INC.


KNBT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(All dollar amounts presented in the tables are in thousands, except per share data.)


NOTE A - ORGANIZATION

         KNBT Bancorp, Inc. ("KNBT" or the "Company") is the holding company of Keystone Nazareth Bank & Trust Company ("the Bank"), KNBT Inv. I, Inc ("Inv. I"), KNBT Inv. II, Inc. ("Inv. II"), and First Colonial Statutory Trust I ("Statutory Trust I"). The Bank is an independent community Pennsylvania chartered stock savings bank. The Bank provides retail and commercial banking and trust and brokerage services through its 41 offices in Northampton, Lehigh, Monroe and Carbon counties in northeastern Pennsylvania.

         On October 31, 2003, Keystone Savings Bank converted and reorganized from a Pennsylvania mutual savings bank into a stock chartered savings bank holding company structure pursuant to a Plan of Conversion (the "Plan"). Under the terms of the Plan, Keystone Savings Bank changed its name to Keystone Nazareth Bank & Trust Company, became a wholly-owned subsidiary of KNBT Bancorp, Inc. and received 50% of the net proceeds from the initial public offering of KNBT Bancorp, Inc.'s common stock. KNBT Bancorp, Inc. is a Pennsylvania corporation and a registered bank holding company.

         KNBT Bancorp, Inc. sold 20,201,188 shares of its common stock to the public at $10.00 per share. In addition, KNBT Bancorp, Inc. contributed 1,616,095 shares to Keystone Nazareth Charitable Foundation. KNBT Bancorp, Inc. received net proceeds of $196.2 million. The number of shares of common stock sold and the price for such shares was determined by the Board of Directors based upon an appraisal of Keystone Savings Bank made by an independent appraisal firm.

         Upon completion of the Plan, a "liquidation account" was established in an amount equal to the total equity of Keystone Savings Bank as of the latest practicable date prior to the conversion. The liquidation account was established to provide a limited priority claim to the assets of Keystone Savings Bank to eligible account holders and supplemental eligible account holders, as defined in the Plan, who continue to maintain deposits in Keystone Savings Bank after the Reorganization. In the unlikely event of a complete liquidation of Keystone Savings Bank, and only in such event, each eligible account holder and supplemental eligible account holder would receive a liquidation distribution, prior to any payment to the holder of the Bank's common stock. This distribution would be based upon each eligible account holder's and supplemental account holders proportionate share of the then total remaining qualifying deposits.

         The Bank competes with other banking and financial institutions in its primary market communities, including financial institutions with resources substantially greater than its own. Commercial banks, savings banks, savings and loan associations, credit unions and money market funds actively compete for savings and time deposits and for various types of loans. Such institutions, as well as consumer finance and insurance companies, may be considered competitors of the Bank with respect to one or more of the services it renders.

         KNBT and the Bank are subject to regulations of certain state and Federal agencies and, accordingly, they are periodically examined by those regulatory agencies. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and Federal legislation and regulation which may have the effect of increasing the cost of doing business.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Financial Statement Presentation

         The accounting and reporting policies of KNBT conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of KNBT and its wholly-owned subsidiaries, the Bank, Inv. I, Inv. II, Statutory Trust I, the Bank's wholly-owned subsidiary KLVI and the Bank's majority-owned subsidiary, Traditions Settlement Services.

         In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenditures for the periods. Therefore, actual results could differ significantly from those estimates.

         The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses and the evaluation of impairment of goodwill. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

2. Cash and Cash Equivalents

         For reporting cash flows, cash and cash equivalents include cash and due from banks and interest-bearing deposits with banks. The Company maintains cash deposits in other depository institutions that occasionally exceed the amount of deposit insurance available. Management periodically assesses the financial condition of these institutions and believes that the risk of any possible credit loss is minimal. Interest-bearing deposits in other financial institutions consist of short-term investments generally having maturities of less than 30 days.

3. Investment Securities

         KNBT accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard requires, among other things, that debt and equity securities classified as available for sale be reported at fair value, with unrealized gains and losses excluded from earnings and reported in a separate component of shareholders' equity, net of income taxes and reclassification adjustments.

         Investment securities expected to be held for an indefinite period of time are classified as available for sale and are stated at fair value. Gains or losses on the sales of securities available for sale are recognized upon realization utilizing the specific identification method.

         KNBT follows SFAS No. 133 as amended by SFAS No 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. KNBT did not have any derivative instruments as of December 31, 2003 and 2002.

         KNBT adopted EITF 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments" as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS 115, that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are required for financial statements for years ending after December 15, 2003 and are included in these financial statements.

4. Mortgage Loans Held-for-Sale

         Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on the sales of loans are also accounted for in accordance with SFAS No. 134, "Accounting for Mortgage Securities Retained after the Securitizations of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise". This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitizations of a mortgage loan held-for-sale based upon its ability and intent to sell or hold these investments.

         KNBT follows SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revised the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which KNBT has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interest in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on the relative estimated fair values. The fair values of retained debt securities are generally determined through reference to independent pricing information. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets.

         KNBT adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," on July 1, 2003. Implementation issue C13, "When a Loan Commitment Is Included in the Scope of Statement 133" is included in SFAS No. 149. SFAS No. 149 amends SFAS No. 133 to add a scope exception for borrowers (all commitments) and lenders (all commitments except those relating to mortgage loans that will be held for sale). Statement 149 also amends paragraph SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held for sale as derivatives. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. KNBT periodically enters into commitments with its customers, which it intends to sell in the future. KNBT's commitments to extend credit for loans intended for resale were not material at December 31, 2003.

5. Loans and Allowance for Loan Losses

         Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are stated at the amount of unpaid principal and reduced by an allowance for loan losses. Interest on loans accrues and is credited to operations based upon the principal amounts outstanding. The allowance for loan losses is established through a provision for loan losses charged to operations. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely.

         Interest is discontinued when, in the opinion of management, the collectibility of such interest becomes doubtful. A loan is generally classified as nonaccrual when the loan is 90 days or more delinquent. Loan origination fees and certain direct origination costs are deferred and amortized over the life of the related loans as an adjustment to the yield on loans receivable in a manner which approximates the interest method.

         The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the present allowance is adequate to absorb future loan losses which are foreseeable and reasonably estimable. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review KNBT's allowance for losses on loans. Such agencies may require KNBT to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.
Charge-offs to the allowance are made when the loan is transferred to real estate owned or some other determination of impairment is made.

         KNBT accounts for its impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors of a Loan - Income Recognition and Disclosures." This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

         FASB Interpretation FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantee, Including Indirect Guarantees of Indebtedness of Others," requires certain disclosures effective for the year ended December 31, 2002 regarding the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. Significant guarantees that have been entered into by KNBT include standby and performance letters of credit. The adoption of FIN No. 45 did not have a material impact on the consolidated financial statements.

         In October 2003, the AICPA issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer". SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Bank will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Early adoption is permitted. Management is currently evaluating the provisions of SOP 03-3 and does not anticipate its adoption will have a material affect on KNBT's consolidated financial position or results of operations.

6. Premises and Equipment

         Premises and equipment are carried at cost less accumulated depreciation, and include expenditures for new facilities, major betterments and renewals. Expenditures of maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets.

         On January 1, 2002, KNBT adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 retains the existing requirements to recognize and measure the impairment of long-lived assets to be held and used or to be disposed of by sale. The adoption of this statement did not have an impact on the financial condition or results of operations of the Company.

7. Other Real Estate Owned

         Real estate acquired through foreclosure is classified as other real estate owned ("OREO"). OREO is carried at the lower cost (lesser of carrying value of loan or fair value at date of acquisition) or fair value less estimated costs to sell. Any reductions in value, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Any subsequent reductions in value are charged through earnings. Costs relating to the development or improvement of the property are capitalized; holding costs are charged to expense.

8. Goodwill and Intangible Assets

         KNBT adopted SFAS No. 142, "Goodwill and Intangible Assets" on January 1, 2002. This statement modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. KNBT has tested the goodwill included on its consolidated balance sheet as of December 31, 2003 and has determined that it was not impaired as of such date.

         Intangible assets are comprised of core deposit intangibles and goodwill acquired in business combinations. KNBT's goodwill is the result of its acquisition of First Colonial Group in October 2003. The balance of goodwill at December 31, 2003 was $28.8 million. Core deposit intangibles of $17.1 million (net of accumulated amortization of $364,000) at December 31, 2003 are being amortized over the estimated useful lives of the existing deposit base of 8 years using a method which approximates the interest method.

9. Income Taxes

         Under the liability method deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these temporary differences are estimated to reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

10. Advertising

         The Company expenses advertising costs as incurred.

11. Stock Based Compensation

         KNBT acquired the stock option plans previously maintained by First Colonial Group, Inc. as a part of the merger. KNBT's stock option plans are accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation." This standard contains a fair value-based method for valuing stock-based compensation which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. KNBT's stock option plans are accounted for under APB Opinion No. 25. KNBT did not have any unvested stock options at December 31, 2003.

12. Employee Benefit Plans

         KNBT has certain employee benefit plans covering substantially all employees. KNBT expenses such costs as incurred. KNBT follows SFAS No. 132, as revised in December 2003, "Employers' Disclosures about Pensions and Other Post-retirement Benefits." SFAS No. 132 revised employers' disclosures about pension and other post-retirement benefit plans. It requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardized the requirements for pensions and other post-retirement benefit plans to the extent possible, and illustrates combined formats for the presentation of pension plan and other post-retirement benefit plan disclosures.

         In November 2003, KNBT established an Employee Stock Ownership Plan ("ESOP") covering all eligible employees as defined by the ESOP. The ESOP is a tax-qualified plan designed to invest primarily in KNBT's common stock that provides employees with the opportunity to receive a KNBT-funded retirement benefit based primarily on the value of KNBT's common stock. KNBT accounts for its ESOP in accordance with Statement of Position ("SOP") 93-6, "Employer's Accounting for Employee Stock Ownership Plans", issued by the Accounting Standards Division of the American Institute of Certified Public Accountants ("AICPA").

         To purchase KNBT's common stock, the ESOP borrowed $16.1 million from KNBT to purchase 949,845 shares of KNBT common stock in the market. The ESOP loan is being repaid principally from the

Bank's contributions to the ESOP over a period of up to 30 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. Compensation expense is recognized in accordance with SOP 93-6. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

         All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of stockholders' equity at cost.

13. Bank Owned Life Insurance (BOLI)

         KNBT has purchased Bank Owned Life Insurance policies ("BOLI"). BOLI involves the purchasing of life insurance by the corporation on a chosen group of employees. The proceeds are used to help defray employee benefit costs. KNBT is the owner and beneficiary of the policies. The Company originally invested $20.0 million in BOLI in 2001 and made additional BOLI investments of $4.0 million in 2002 and $30.0 million in 2003. BOLI is recorded on the consolidated balance sheets at its cash surrender value and changes in the cash surrender value are recorded in non-interest income. BOLI income is tax-exempt.

14. Trust Assets and Revenue

         Assets held by the Trust Department of the Bank in fiduciary or agency capacities for its customers are not included in the accompanying consolidated balance sheets since such assets are not assets of KNBT. Operating revenue and expenses of the Trust Department are included under their respective captions in the accompanying consolidated statements of income and are recorded on the accrual basis.

15. Per Share Information

         KNBT follows the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Earnings per share were not meaningful in 2003, as KNBT did not complete its initial public offering until October 31, 2003. KNBT did not have any shares outstanding in 2002 and 2001.

16. Financial Instruments

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires KNBT to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of cash and cash equivalents, investment securities, loans, deposits and borrowings.

17. Segment Information

         SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," defines how operating segments are determined and requires disclosures of certain financial and descriptive information about KNBT's operating segments. Management has determined that KNBT has one operating segment and, accordingly, one reportable segment, "Community Banking." All of KNBT's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of KNBT supports the others. For example, consumer and residential mortgage lending is dependent upon the ability of KNBT to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. All significant operating decisions are based upon analysis of KNBT as one operating segment.

18. Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," includes net income as well as certain other items which result in a change to equity during the period.

         The income tax effects allocated to comprehensive income for the years ended December 31, 2003, 2002, 2001 were as follows:




--------------------------------------------------------------------------------------------------
                                                         Year ended December 31, 2003
                                              ----------------------------------------------------
                                                                      Tax
                                                Before tax          benefit          Net of tax
                                                  amount           (expense)           amount
--------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Unrealized Gains on Securities:
  Unrealized holding gains arising
    during period ............................        $ 2,162            $ (734)          $ 1,428
  Less reclassification adjustment for
    net realized losses ......................            249                85               154
                                              ----------------  ----------------   ---------------

Other comprehensive income, net ..............        $ 2,411            $ (819)          $ 1,592

--------------------------------------------------------------------------------------------------
                                                         Year ended December 31, 2002
                                              ----------------------------------------------------
                                                                      Tax
                                                Before tax          benefit          Net of tax
                                                  amount           (expense)           amount
--------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Unrealized Gains on Securities:
  Unrealized holding gains arising
    during period ............................        $ 6,266          $ (2,222)          $ 4,044
  Less reclassification adjustment for
    net realized gains .......................         (1,202)             (409)             (793)
                                              ----------------  ----------------   ---------------

Other comprehensive income, net .............         $ 5,064          $ (1,813)          $ 3,251

--------------------------------------------------------------------------------------------------
                                                         Year ended December 31, 2001
                                              ----------------------------------------------------
                                                                      Tax
                                                Before tax          benefit          Net of tax
                                                  amount           (expense)           amount
--------------------------------------------------------------------------------------------------
                                                           (dollars in thousands)
Unrealized Gains on Securities:
  Unrealized holding gains arising
    during period ............................          $ 938            $ (174)            $ 764
  Less reclassification adjustment for
    net realized gains .......................            (35)              (11)              (24)
                                              ----------------  ----------------   ---------------

Other comprehensive income, net ..............          $ 903            $ (163)            $ 740
--------------------------------------------------------------------------------------------------


19. Statement of Cash Flows

         KNBT considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statements of Cash Flows.

20. Variable Interest Entities

         In January 2003, FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities" was issued. FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 were required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

         Management has determined that First Colonial Statutory Trust I qualifies as a variable interest entity under FIN 46. First Colonial Statutory Trust I issued mandatorily redeemable preferred stock to investors and loaned the proceeds to KNBT. First Colonial Statutory Trust I holds, as its sole asset, subordinated debentures issued by KNBT in 2002. First Colonial Statutory Trust I is currently included in KNBT's consolidated balance sheet and statements of income. KNBT has evaluated the impact of FIN 46 and concluded it should continue to consolidate First Colonial Statutory Trust I as of December 31, 2003, in part due to its ability to call the preferred stock prior to the mandatory redemption date and thereby benefit from a decline in required dividend yields.

         Subsequent to the issuance of FIN 46, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004. KNBT plans to adopt the provisions under the revised interpretation in the first quarter of 2004. FIN 46(R) will require KNBT to deconsolidate First Colonial Statutory Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if KNBT has the right to a majority of First Colonial Statutory Trust I's expected residual returns. Accordingly, KNBT will deconsolidate First Colonial Statutory Trust I at the end of the first quarter, which will result in an increase in outstanding debt by $464,000. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by First Colonial Statutory Trust I based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as First Colonial Statutory Trust I become available, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

21. Reclassifications

         Certain reclassifications of prior years' amounts have been made to conform to the 2003 presentation.

NOTE C - STOCK CONVERSION AND MERGER

     On October 31, 2003, KNBT and the Bank completed mergers with First Colonial Group and its subsidiary Nazareth National Bank and Trust Company, respectively. Under the terms of the merger agreement, which was the result of arms-length negotiation, each of the shares of First Colonial stock was exchanged for 3.7 shares of KNBT common stock for a total issuance of 8,545,855 shares of common stock. Based on management's assessment of the anticipated benefits of the acquisition, including enhanced market share and expansion of its banking franchise, KNBT entered into the merger agreement and proceeded with its acquisition of First Colonial Group. First Colonial stock options outstanding at the date of acquisitions were converted into 808,157 options to purchase KNBT shares of common stock and were fully vested at the time of the merger. The transaction was accounted for under the purchase method of accounting and KNBT's results of operations include First Colonial's results from October 31, 2003 (date of acquisition) through December 31, 2003. The acquisition resulted in the recording of approximately $45.9 million of goodwill and other intangible assets.

     The following condensed consolidated balance sheet of First Colonial Group, Inc. discloses the amounts assigned to each major asset and liability caption at the acquisition date, October 31, 2003.



--------------------------------------------------------------------------------------------------

                                                                            (dollars in thousands)
 Assets
    Cash and due from banks ....................................................   $  45,616
    Investment securities ......................................................     271,784
    Net loans ..................................................................     272,270
    Fair value allocated to premises and equipment .............................       4,408
    Goodwill and core deposit intangible asset .................................      46,442
    Other assets ...............................................................      26,368
                                                                                   ---------
       Total Assets ............................................................   $ 666,888
                                                                                   =========

 Liabilities
    Total deposits .............................................................   $(512,086)
    Borrowings .................................................................     (64,215)
    Other liabilities ..........................................................      (5,128)
                                                                                   ---------
       Total Liabilities Assumed ...............................................    (581,429)
                                                                                   ---------

       Net assets acquired .....................................................   $  85,459
                                                                                   =========
--------------------------------------------------------------------------------------------------


     The following represents the unaudited pro forma financial information of KNBT as if the acquisition occurred on the first date of the periods indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

--------------------------------------------------------------------------------

                                               For The Year Ended
                                                   December 31,
                             ---------------------------------------------------
                                  2003               2002              2001
                             ---------------    ---------------    -------------
                                               (dollars in thousands)

Interest Income ...........        $ 83,713           $ 89,009          $ 90,528
Interest Expense ..........          33,896             38,826            48,033
                             ---------------    ---------------    -------------
Net Interest Income .......          49,817             50,183            42,495
Provision for Loan Losses .           4,001              1,652               971
Non-interest Income .......          14,761             15,721            10,620
Non-interest Expense ......          77,911             43,834            37,671
Net (Loss) Income .........         $(9,901)          $ 20,333          $ 10,339

--------------------------------------------------------------------------------

NOTE D - INVESTMENT SECURITIES

         The amortized cost, unrealized gains and losses, and fair value of KNBT's investment securities available-for-sale are as follows:





------------------------------------------------------------------------------------------------------------------------

                                                                    At December 31, 2003
                                         -------------------------------------------------------------------------------
                                                                   Gross               Gross
                                            Amortized           Unrealized           Unrealized              Fair
                                               Cost                Gains               Losses               Value
                                         -----------------    ----------------    -----------------    -----------------
                                                                        (dollars in thousands)
U. S. Government and agencies ...........       $ 118,037             $ 2,442                $ (99)           $ 120,380
Obligations of states and political
   subdivisions .........................         112,228               3,584                 (157)             115,655

Mortgaged-backed securities
   GNMA .................................           2,124                  14                    -                2,138
   FHLMC ................................          83,737               1,016                 (768)              83,985
   FNMA .................................         224,802               5,597               (2,861)             227,538
   Other CMOs ...........................         150,645                 628                 (576)             150,697
                                         -----------------    ----------------    -----------------    -----------------
      Total mortgage-backed securities ..         461,308               7,255               (4,205)             464,358
Corporate and other debt securities .....          15,068                 569                    -               15,637
ARM fund ................................           4,939                   -                  (59)               4,880
Equity securities .......................          12,939                 272                  (34)              13,177
                                         -----------------    ----------------    -----------------    -----------------
Total investment securities .............       $ 724,519            $ 14,122             $ (4,554)           $ 734,087
                                         =================    ================    =================    =================

------------------------------------------------------------------------------------------------------------------------






                                                                       At December 31, 2002
                                         -------------------------------------------------------------------------------
                                                                   Gross               Gross
                                            Amortized           Unrealized           Unrealized              Fair
                                               Cost                Gains               Losses               Value
                                         -----------------    ----------------    -----------------    -----------------
                                                                        (dollars in thousands)
U. S. Government and agencies ...........        $ 30,677               $ 398                  $ -             $ 31,075
Obligations of states and political
   subdivisions .........................          38,935               2,148                  (44)              41,039

Mortgaged-backed securities
   GNMA .................................           3,234                  93                    -                3,327
   FHLMC ................................          17,963                 390                   (5)              18,348
   FNMA .................................          73,743               2,382                  (24)              76,101
   Other CMOs ...........................          83,449                 862                 (137)              84,174
                                         -----------------    ----------------    -----------------    -----------------
      Total mortgage-backed securities ..         178,389               3,727                 (166)             181,950
Corporate and other debt securities .....          34,053               1,132                  (13)              35,172
ARM fund                                            4,939                   -                  (25)               4,914
                                         -----------------    ----------------    -----------------    -----------------
Total investment securities .............       $ 286,993             $ 7,405               $ (248)           $ 294,150
                                         =================    ================    =================    =================

------------------------------------------------------------------------------------------------------------------------




         The amortized cost and fair value of KNBT's investment and mortgage-backed securities available-for-sale at December 31, 2003, by contractual maturity, are shown in the following table. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.





---------------------------------------------------------------------------------------------

                                                              Available-for-sale
                                                             at December 31, 2003
                                                  -------------------------------------------
                                                     Amortized                   Fair
                                                        Cost                     Value
                                                  -----------------        ------------------
                                                              (dollars in thousands)
Investment Securities
   Due in one year or less .......................         $ 8,130                   $ 8,220
   Due after one year through five years .........          72,522                    73,384
   Due after five years through ten years ........          43,918                    45,102
   Due after ten years ...........................         120,763                   124,966
                                                  -----------------        ------------------
                                                           245,333                   251,672
                                                  -----------------        ------------------
Mortgage-backed securities .......................         461,308                   464,358
ARM fund .........................................           4,939                     4,880
Equity securities ................................          12,939                    13,177
                                                  -----------------        ------------------
   Total .........................................       $ 724,519                 $ 734,087
                                                  =================        ==================

---------------------------------------------------------------------------------------------


         Gross gains of $146,000 and losses of $395,000 were realized on sales of investment securities classified as available-for-sale during the year ended December 31, 2003. Gross gains of $1.2 million were realized on sales of investment securities classified as available-for-sale for the year ended December 31, 2002. There were no gross losses realized on the sale of investment securities in 2002. Gross gains of $37,000 and losses of $2,000 were realized on sales of investment securities classified as available-for-sale for the year ended December 31, 2001.

         As of December 31, 2003 and 2002, securities having a book value of $63.8 million and $15.5 million were pledged to secure public deposits, outstanding advances and for other purposes as required by law.

         The following table indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2003.




----------------------------------------------------------------------------------------------------------------------------------

                                          Less than 12 Months            12 Months or Longer                     Total
                                    ----------------------------   -----------------------------   ------------------------------
                                         Fair        Unrealized        Fair          Unrealized         Fair        Unrealized
Description of Securities               Value          Losses          Value           Losses           Value         Losses
---------------------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
U.S. Government & agencies ........       $ 12,100        $ (99)             $ -            $ -           $ 12,100         $ (99)

Obligations of states and
  political subdivisions ..........         17,303         (157)               -              -             17,303          (157)

Total mortgage-backed securities ..        297,021       (4,176)           7,318            (29)           304,339        (4,205)
                                    ---------------  -----------   --------------   ------------   ---------------- -------------

Subtotal, debt securities .........        326,424       (4,432)           7,318            (29)           333,742        (4,461)
                                    ---------------  -----------   --------------   ------------   ---------------- -------------

ARM funds .........................              -            -            4,879            (59)             4,879           (59)

Equity securities .................          1,669          (34)               -              -              1,669           (34)
                                    ---------------  -----------   --------------   ------------   ---------------- -------------

Total temporarily
  impaired securities .............      $ 328,093      $(4,466)        $ 12,197          $ (88)         $ 340,290       $(4,554)
                                    ===============  ===========   ==============   ============   ================ =============

----------------------------------------------------------------------------------------------------------------------------------





         Management has reviewed the securities listed in the above table and believes all unrealized losses to be temporary. The unrealized losses are due primarily to changes in market interest rates and other temporary changes in market conditions. As of December 31, 2003, KNBT held 645 different securities of which 186 were in an unrealized loss position.

NOTE E - LOANS

         A summary of KNBT's loans receivable follows:


--------------------------------------------------------------------------------

                                                       At December 31,
                                              -----------------------------
                                                2003                 2002
                                              ---------           ---------
                                                   (dollars in thousands)
   Real Estate
      Residential ..................          $ 346,221           $ 367,219
      Construction .................            112,684              59,363
      Commercial ...................            156,563              29,385
                                              ---------           ---------
         Total real estate .........            615,468             455,967

   Consumer loans ..................            265,541             143,731
   Commercial (non real estate) ....             38,978              10,050
   States and political subdivisions              2,334                  --
                                              ---------           ---------
         Total gross loans .........            922,321             609,748

   Less:
      Mortgage loans held-for-sale .             (4,677)            (23,796)
      Loans in process .............            (27,099)            (24,263)
      Deferred fees ................               (469)             (3,236)
                                              ---------           ---------
         Total loans ...............            890,076             558,453

   Less:  Allowance for loan losses              (7,910)             (2,927)
                                              ---------           ---------
         Total net loans ...........          $ 882,166           $ 555,526
                                              =========           =========

--------------------------------------------------------------------------------


         The Bank makes loans to its directors and executive officers. These loans were made in the ordinary course of business and on substantially the same terms and conditions as those with other borrowers.

         An analysis of the 2003 activity of these loans follows:

---------------------------------------------------------
                                 (dollars in thousands)

Balance, January 1, 2003 ..........         $ 659
     Acquired from merger
        with First Colonial .......         1,728
     New loans ....................         1,631
     Repayments ...................          (411)
                                   ---------------
Balance, December 31, 2003 ........       $ 3,607
---------------------------------------------------------

         KNBT's non-performing loans are as follows:




---------------------------------------------------------------------------------------------------------

                                                                    At December 31,
                                             ------------------------------------------------------------
                                                   2003                  2002                  2001
                                             -----------------   ------------------   -------------------
                                                               (dollars in thousands)
Non-accrual loans .........................           $ 1,720              $ 2,197               $ 1,752
Accruing loans 90 days or more past due ...               405                  298                   938
                                             -----------------   ------------------   -------------------
Total non-performing loans ................           $ 2,125              $ 2,495               $ 2,690
                                             =================   ==================   ===================
Interest income not recognized on
  non-accrual loans .......................              $ 50                 $ 66                  $ 81
                                             =================   ==================   ===================






         KNBT's  recorded  investment in impaired loans was $217,000 at December
31, 2003.  KNBT did not have any  impaired  loans at December 31, 2002 and 2001.
The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $33,000 at December 31, 2003. The average impaired loan balance for the year ended December 31, 2003 was $217,000. KNBT received principal payments of $64,000 on impaired loans in 2003. Income on impaired loans is recognized by KNBT on a cash basis. KNBT recognized income of approximately $34,000 on impaired loans in 2003. There were no principal payments and no income recognized on impaired loans in 2002 and 2001.

         Activity in the allowance for loan losses is as follows:



                                                              Year ended December 31,
                                             ------------------------------------------------------------
                                                   2003                2002                 2001
                                             -----------------   ------------------   -------------------
                                                               (dollars in thousands)
Balance, beginning of year ................           $ 2,927              $ 3,386               $ 3,337
Acquisition of First Colonial .............             3,548                    -                     -
Provision charged to operations ...........             2,951                  111                   391
Loans charged-off .........................            (1,603)                (623)                 (378)
Recoveries of loans previously charged-off                 87                   53                    36
                                             -----------------   ------------------   -------------------

Balance, end of year ......................           $ 7,910              $ 2,927               $ 3,386
                                             =================   ==================   ===================




NOTE F - PREMISES AND EQUIPMENT

         KNBT's premises and equipment are summarized as follows:



                                                                             At December 31,
                                              Estimated          -----------------------------------------
                                             useful lives              2003                   2002
                                             -----------------   -----------------      ------------------
                                                                          (dollars in thousands)
Land ......................................   Indefinite                  $ 3,624                 $ 1,829
Buildings and leasehold
   improvements ...........................   30-50 years                  25,923                  10,559
Furniture and fixtures ....................   3-10 years                   16,279                  11,210
Purchase accounting adjustment ............    20 years                     4,379                       -
                                                                 -----------------      ------------------
                                                                           50,205                  23,598
Less accumulated depreciation
   and amortization .......................                               (14,338)                (11,420)
                                                                 -----------------      ------------------
                                                                         $ 35,867                $ 12,178
                                                                 =================      ==================

----------------------------------------------------------------------------------------------------------


         Construction in process of approximately $5.9 million is included in the balances in the previous table on premises and equipment and will not be depreciated until it is put in service.

         Depreciation expense was $1.8 million, $1.3 million and $1.1 million for the years ended December 31, 2003, 2002 and 2001. As a result of the merger with First Colonial, the premises and equipment of First Colonial were marked to fair value which resulted in an intangible amount of $4.4 million. Amortization of $29,000 for this intangible asset was recorded for the year ended December 31, 2003. The intangible related to the buildings and leasehold improvements is being amortized over a 20-year period.

NOTE G - ASSET SECURITIZATIONS AND CAPITALIZED SERVICING ASSETS

1.       Asset Securitization

         In 2003, KNBT securitized approximately $47.3 million of one-to four-family residential mortgage loans in a guaranteed mortgage securitization with the Federal National Mortgage Association ("FNMA"). KNBT recognized no gain or loss on the transaction as it retained all of the resulting securities. All of the resulting securities were classified as investment securities available-for-sale. In 2002, KNBT securitized approximately $115.3 million of one-to four-family residential mortgage loans in a guaranteed mortgage securitization with the FNMA. KNBT sold $61.4 million to various investors and recognized a gain of $1.2 million on the transaction. The remaining $53.9 million of loans securitized were retained by KNBT and classified as investment securities available-for-sale. No gain or loss was recognized on the securities retained. KNBT retained the servicing rights on all of the loans securitized and allocated $736,000 of the carrying value of the loans to be capitalized servicing assets.

         At December 31, 2003, and December 31, 2002, KNBT's retained securities had an aggregate amortized cost of $49.0 million and $44.1 million an aggregate estimated fair value of $50.8 million and $46.0 million. The estimated fair values were obtained from independent pricing sources and management does not anticipate that a hypothetical adverse change from expected pricing assumptions would have a significant impact on the fair value of the subordinated retained securities. During the years ended December 31, 2003 and 2002, KNBT received
$46.1 million and $12.2 million, respectively, in principal and interest payments on the retained securities and $106,000 and $24,000 in servicing fees from FNMA. At December 31, 2003, KNBT held $346.2 million of residential mortgage loans, $4.2 million of which were past due 30 days or more. KNBT had $81,000 in credit losses on residential real estate loans during the period ended December 31, 2003. At December 31, 2002, KNBT held $362.0 million of residential mortgage loans, $3.5 million of which were past due 30 days or more. KNBT had $33,000 in credit losses during the period ended December 31, 2002.

2.       Capitalized Servicing Assets

         Changes in capitalized servicing assets were as follows:


----------------------------------------------------------------------------------------------

                                                           Year ended December 31,
                                   -----------------------------------------------------------
                                              2003                 2002                  2001
                                   ---------------       ---------------       ---------------
                                                    (dollars in thousands)
Balance, beginning ................         $ 911                 $ 567                 $ 701
Acquired from First Colonial ......           662                     -                     -
Amortizations .....................        (1,068)                 (287)                 (114)
Sales .............................           416                 1,020                   102
Valuation allowance ...............           119                  (389)                 (122)
                                   ---------------       ---------------       ---------------

Ending balance, net ...............       $ 1,040                 $ 911                 $ 567
                                   ===============       ===============       ===============

----------------------------------------------------------------------------------------------



NOTE H - DEPOSITS

         KNBT's deposits are as follows:




                                                    At December 31,
                                        ----------------------------------
                                                 2003                2002
                                        ---------------      -------------
                                               (dollars in thousands)
Non-interest bearing deposits .........      $ 117,270           $ 33,872
Interest-bearing checking deposits ....        163,749             84,164
Savings and club deposits .............        221,176            115,289
Money market deposits .................        239,521            149,225
Time deposits .........................        490,838            343,749
Time deposits $100,000 or more ........         56,856             45,526
                                        ---------------      -------------
                                           $ 1,289,410          $ 771,825
                                        ===============      =============


         Maturities of time deposits at December 31, 2003 are as follows:


---------------------------------------------------

                            (dollars in thousands)
2004 .................           $ 298,964
2005 .................             128,017
2006 .................              54,189
2007 .................              50,933
2008 .................              14,132
2009 and Thereafter ..               1,459
                         ------------------

                                 $ 547,694
                         ==================

---------------------------------------------------


NOTE I - BORROWINGS

1. Federal Home Loan Bank (FHLB) Advances

         Federal Home Loan Bank ("FHLB") advances at December 31, 2003 and December 31, 2002 totaled $207.2 million and $113.5 million, respectively. The December 31, 2002 total of $113.5 million includes $20.0 million of short-term (overnight) borrowings. KNBT had no short-term (overnight) borrowings from the FHLB at December 31, 2003. The advances are collateralized by FHLB stock and otherwise unencumbered qualified assets. The fair value of such collateral for these advances totaled approximately $821.7 million at December 31, 2003 and $547.4 million at December 31, 2002. These advances had a weighted average interest rate of 4.21% and 4.69% for the years ended December 31, 2003 and 2002, respectively. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.

         KNBT's outstanding FHLB borrowings at December 31, 2003 mature as follows:


--------------------------------------------------------

                                     (dollars in thousands)
2004 .........................           $ 24,300
2005 .........................             20,000
2006 .........................             20,000
2007 .........................             61,626
2008 ........................              13,000
2009 and Thereafter .........              68,227
                               -------------------

                                        $ 207,153
                               ===================

-------------------------------------------------------

2. Securities Sold Under Agreements to Repurchase

         KNBT, pursuant to a designated cash management agreement, utilizes securities sold under agreements to repurchase as vehicles for customers' sweep and term investment products. Securitization under these cash management agreements are in U.S. Treasury and Agency Securities and obligations of states and political subdivisions securities.

         These securities are held in a third party custodian's account, designated by the Bank under a written custodial agreement that explicitly recognizes KNBT's interest in the securities.

         KNBT's details of securities sold under agreements to repurchase are as follows:



-------------------------------------------------------------------------------------------------

                                                                Year ended December 31,
                                                   ----------------------------------------------
                                                           2003             2002            2001
                                                   -----------------  ---------------  ----------
                                                                 (dollars in thousands)
Average balance outstanding ........................    $ 11,931          $ 7,330        $ 2,431
Maximum amount outstanding any
   month-end during the period .....................    $ 29,010         $ 10,051        $ 5,752
Balance outstanding at end of period ...............    $ 24,550          $ 8,904        $ 5,752
Average interest rate during the period ............       1.10%            2.09%          3.79%
Weighted-average interest rate at end of period ....       0.64%            1.85%          2.49%



3. Guaranteed Preferred Beneficial Interest in KNBT's Subordinated Debenture

         As a result of the merger with First Colonial, the Company also acquired First Colonial Statutory Trust I (the "Statutory Trust I") and assumed its debt. Statutory Trust I is a wholly-owned Connecticut statutory business trust subsidiary of the Company organized for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by KNBT. On June 26, 2002, First Colonial issued $15.0 million of subordinated debentures to Statutory Trust I and the Statutory Trust I issued $15.0 million in pooled trust preferred securities. The subordinated debentures are the sole asset of the Statutory Trust. The trust preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (4.62% at December 31, 2003) is variable, adjusting quarterly at the three-month LIBOR rate plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2007, or may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The net proceeds of the trust preferred securities have been used to support the Company's growth and expansion and for other general corporate purposes.

NOTE J - INCOME TAXES

         The components of KNBT's income taxes were as follows for the years ended:



---------------------------------------------------------------------------

                                    Year ended December 31,
                    -------------------------------------------------------

                            2003                 2002                2001
                    --------------      ---------------     ---------------
                                     (dollars in thousands)
Current:
    Federal ........      $ 1,249              $ 5,232             $ 3,280
    State ..........            -                  128                 (56)
                    --------------      ---------------     ---------------
                            1,249                5,360               3,224

Deferred:
    Federal ........       (6,513)                (172)                102
                    --------------      ---------------     ---------------
                          $(5,264)             $ 5,188             $ 3,326
                    ==============      ===============     ===============



         The reconciliation of KNBT's tax computed at the statutory rate is as follows:

                                                               Year ended December 31,
                                                 -------------------------------------------------------
                                                         2003                 2002                2001
                                                 --------------      ---------------      --------------
                                                                  (dollars in thousands)
Tax (benefit) expense at statutory rate of 35% .       $(3,857)             $ 6,019             $ 3,888
Increase (decrease) resulting from:
   Tax-exempt income ...........................        (1,565)              (1,036)               (657)
   State tax expense, net federal benefit ......             -                   84                  19
   Other, net ..................................           158                  121                  76
                                                 --------------      ---------------      --------------
      Income tax (benefit) expense .............       $(5,264)             $ 5,188             $ 3,326
                                                 ==============      ===============      ==============



         Deferred tax assets and liabilities consist of the following:

-------------------------------------------------------------------------------

                                                             At December 31,
                                                       ------------------------
                                                         2003             2002
                                                       -------          -------
                                                         (dollars in thousands)
Deferred tax assets:
   Deferred compensation ..........................    $ 1,268          $   773
   Allowance for loan losses ......................      2,344            1,025
   Investment acquisition adjustment ..............      2,081               --
   Charitable contribution ........................      5,540               --
   Other ..........................................        584              286
                                                       -------          -------
                                                        11,817            2,084

Deferred tax liabilitites:
   Fixed assets ...................................      2,057              819
   Core deposit intangible ........................      5,995               --
   Mortgage servicing rights ......................        111              412
   Unrealized gains on securities avalable-for-sale      3,253            2,434
                                                       -------          -------
                                                        11,416            3,665
                                                       -------          -------
      Net deferred tax (liability) ................    $   401          $(1,581)
                                                       =======          =======

         As a result of the acquisition of First Colonial, KNBT computed a deferred tax asset of $9.7 million and deferred tax liabilities of $7.5 million for the core deposit intangible and the step up of the fixed assets acquired. KNBT will not be required to recapture approximately $9.8 million of its tax bad debt reserve attributable to bad debt deductions taken prior to 1988, as long as the Bank continues to operate as a bank under federal tax law and does not use the reserve for any other purpose. In accordance with SFAS No. 109, KNBT has not recorded any deferred tax liability on this portion of its tax bad debt reserve. The tax that would be paid if KNBT ultimately was required to recapture that portion of the reserve would amount to approximately $3.4 million.

NOTE K - RETIREMENT PLANS

1. Defined Benefit Plans

         KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during the plan year. Benefits are generally based on years of service and the highest average compensation of five consecutive years of employment. It is the Company's policy to fund the amount which satisfies the statutory requirements under the Employee Retirement Income Security Act. KNBT's contributions to the multiple employee pension plan for the years ended December 31, 2003, 2002, and 2001 were approximately $816,000, $529,000 and $239,000, respectively. In October 2003, KNBT froze the future accrual of benefits under the defined benefit pension plan. KNBT will continue to contribute to this plan for benefits accrued prior to October 2003.

2. Defined Contribution Plan

         KNBT also has a 401(k) plan which covers substantially all employees. Employees may elect to defer 1% to 20% of their compensation per year. KNBT will match 50% of the contributions up to 6% of compensation per year. KNBT's contributions to the 401(k) plan totaled approximately $306,000, $222,000 and $167,000 for the years ended December 31, 2003, 2002, and 2001 respectively.

3. Employee Stock Ownership Plan

         KNBT established an ESOP in November 2003 for all eligible employees as defined by the ESOP. KNBT accounts for its ESOP in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The ESOP borrowed $16.1 million from KNBT to purchase 949,845 shares of KNBT common stock in the market at an average price of $17.01 per share.

         Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders' equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. KNBT will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of KNBT's ESOP shares differs from the cost of such shares, this differential will be credited to equity. KNBT will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to KNBT is not reported as an asset nor is the debt of the ESOP shown as a Company liability. Dividends on allocated shares are expected to be used to pay the ESOP debt. The ESOP compensation expense for 2003 was $165,000, which is the fair value of the shares released in 2003 as provided by SOP 93-6. At December 31, 2003, the ESOP had a total of 949,845 of KNBT's common stock, of which 940,122 were unallocated and 9,723 were allocated. The fair value of the unreleased ESOP shares, using the closing quoted market price of $17.58 per share at year end, was approximately $16.5 million at December 31, 2003.

4. Post-Retirement Benefit

         KNBT, as a part of the merger, assumed First Colonial's post-retirement benefit plan that covers certain First Colonial retired employees. This plan generally provides medical insurance benefits to a group of previously qualified retirees and spouses who were 60 years of age or older on January 1, 1992 and who have retired after attaining age 65. This plan is unfunded. As permitted by SFAS No. 106, the

Company elected to delay the recognition of this transition obligation by aggregating $308,000, which arose from adopting SFAS No. 106, and amortizing this amount on a straight-line basis over 20 years.

         The components of the net periodic post-retirement benefit cost are as follows:



-------------------------------------------------------------
Post-Retirement Plan
Year Ended December 31,                      2003
-------------------------------------------------------------
                                     (dollars in thousands)
Interest cost .....................               $ 8
Amortization of transition
  obligation ......................                15
Amortization of unrecognized gain .                (8)
                                     -----------------
Net periodic benefit cost .........              $ 15
                                     =================

-------------------------------------------------------------



         The assumptions used to develop the net periodic post-retirement benefit cost are as follows:



--------------------------------------------------------
At December 31, 2003
--------------------------------------------------------

Discount rate .....................               6.50%
Medical care cost
  trend rate ......................               7.00%




         The medical care cost trend used in the actuarial computation ultimately is reduced to 7.0% in the year 2003 and 6.0% in 2005 and subsequent years. This was accomplished using 0.5% decrements through the year 2005 and later.

         The table of actuarially computed plan assets and benefit obligations for KNBT is presented below.


---------------------------------------------------------------------
Post-Retirement Plan
For the Year Ended December 31,                          2003
---------------------------------------------------------------------
                                                 (dollars in thousands)
Change in benefit obligation:
Benefit obligation assumed from merger
  with First Colonial ........................          $ 163
Service cost .................................             --
Interest cost ................................              8
Actual gain ..................................             --
Change due to change in experience ...........            (31)
Change due to change in assumption ...........             --
Benefits paid ................................            (16)
                                                        -----
Benefits obligation at end of year ...........          $ 124
                                                        =====

Change in plan assets:
Fair value of plan assets at beginning of year          $  --
Actual return on plan assets .................             --
Employer contribution ........................             --
Benefits paid ................................             --
                                                        -----
Fair value of plan assets at end of year .....             --

Funded status ................................           (124)
Unrecognized net transition obligation .......            139
Unrecognized net gain ........................            (83)
                                                        -----
Accrued benefit cost .........................          $ (68)
                                                        =====

         The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would have been to increase the accumulated post-retirement benefit obligation by $8,224 and the net post-retirement benefit cost by $502. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation by $7,508 and the net post-retirement benefit cost by $458.

         Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $17,000 in 2003.

5. Directors' Deferred Plan

         KNBT, as part of the merger, assumed the First Colonial directors' deferred plan involving certain former directors of First Colonial. The plan requires defined annual payments for five to fifteen years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. KNBT has recorded the deferred compensation liabilities using the present value method.

         The following table sets forth the changes in benefit obligations and plan assets of the directors' deferred plan.

         Actuarial present value of benefit obligations is as follows:



-------------------------------------------------------------------------------------------
Directors' Deferred Plan
At December 31                                                               2003
-------------------------------------------------------------------------------------------
                                                                     (dollars in thousands)
Change in benefit obligation:
Benefit obligation assumed from merger with First Colonial .......          $ 389
Service cost .....................................................             --
Interest cost ....................................................             25
Change due to change in assumptions ..............................             10
Change due to plan amendment .....................................             --
Actual (gain) loss ...............................................            (11)
Benefits paid ....................................................            (53)
                                                                            -----
Benefits obligation at end of year ...............................          $ 360
                                                                            =====

Change in plan assets:
Fair value of plan assets received from merger with First Colonial          $  --
Actual return on plan assets .....................................             --
Employer contribution ............................................             53
Benefits paid ....................................................            (53)
                                                                            -----
Fair value of plan assets at end of year .........................             --

Funded status ....................................................           (360)
Unrecognized net transition asset ................................             --
Unrecognized net actuarial (gain) loss ...........................             31
Unrecognized prior service cost ..................................             --
Adjustment to recognize
  additional minimum liability ...................................            (31)
                                                                            -----
Accrued benefit cost .............................................          $(360)
                                                                            =====

-------------------------------------------------------------------------------------------



         The weighted-average assumed discount rates used in determining the actuarial present value of the projected benefit obligation were 6.5% in 2003. The weighted-average expected long-term rate of return on assets was 9.0% for 2003.


------------------------------------------------------------
Directors' Deferred Plan
Year ended December 31,                           2003
------------------------------------------------------------
                                     (dollars in thousands)
Service cost ............................               $ -
Interest cost ...........................                25
Net amortization and
  deferral of prior service costs .......                 -
                                             ---------------
Net Periodic Benefit Cost ...............              $ 25
                                             ===============


6. Deferred Compensation Plans

         KNBT maintains two deferred compensation plans. One of these plans was acquired through KNBT's acquisition of First Colonial. These deferred compensation arrangements permit the directors and certain executive officers to defer director's fees or salary, as the case may be, and other compensation at the election of the participants. At December 31, 2003, there were $223,000 in accumulated balances for Keystone's directors (compared to $138,000 at December 31, 2002) and $224,000 in accumulated balances for former First Colonial directors under the acquired First Colonial plan for an aggregate of $467,000. The weighted-average earnings for directors in these plans in 2003 was 4.3% under the Keystone plan and 1.3% under the former First Colonial plan. The weighted-average earnings for director's deferred accounts was 4.7% in 2002. Deferred fees will be paid out when the participant retires or as otherwise provided by the plan agreements. Selected executive officers also are permitted to defer compensation. The plan includes all funds that were previously identified as the executive supplemental retirement plan. At December 31, 2003 and 2002, the balance accumulated for executive officers was approximately $1.7 million and $934,000, respectively. The weighted-average earnings on these deferred funds for executive officers was 2.0% in 2003 and 0.5% in 2002. These deferred amounts will be paid out when the executive retires or as otherwise provided by the plan agreement.


NOTE L - STOCK OPTIONS

         KNBT assumed the First Colonial stock option plans on October 31, 2003 pursuant to the merger agreement. Outstanding options to acquire 218,417 shares of First Colonial common stock were converted to options to acquire 808,157 common shares of the Company's stock at the exchange ratio of 3.7 shares of KNBT's stock for each share of First Colonial's stock. All of the outstanding options acquired were fully vested prior to the merger date. There were no options awarded after the merger date.

         A summary of the stock option plans as of December 31, 2003 and changes during the year follows:


----------------------------------------------------------------------------
Stock Option Plans
Year Ended December 31, 2003
----------------------------------------------------------------------------
                                                                  Weighted
                                                                  Average
                                                                  Exercise
                                               Shares              Price
                                          ----------------    --------------
Outstanding at beginning of year ..........             -                $ -
Acquired from merger with First Colonial ..       808,157               5.62
Granted ...................................             -                  -
Exercised .................................       (56,259)              5.51
Expired ...................................             -                  -
Outstanding at end of year ................       751,898             $ 5.63



         The following table summarizes information concerning the Company's stock option plans outstanding at December 31, 2003:



-------------------------------------------------------------------------------------------------------------------------------
              Options outstanding                                                               Options exercisable
-------------------------------------------------------------------------------------    --------------------------------------

                                                  Weighted
                                                  Average               Weighted                                 Weighted
                                                 Remaining              Average                                   Average
        Range of             Number             Contractual             Exercise           Number                Exercise
     Exercise Price        Outstanding          Life (years)             Price           Exercisable               Price
------------------------------------------    -----------------     -----------------    ---------------     ------------------
$2.35 - $3.14 ......               10,938               0.8                $ 3.07             10,938                 $ 3.07

$3.14 - $3.92 ......               10,930               5.1                $ 3.81             10,930                 $ 3.81

$3.92 - $4.70 ......              115,923               6.6                $ 4.26            115,923                 $ 4.26

$4.70 - $5.49 ......               45,554               4.1                $ 5.02             45,554                 $ 5.02

$5.49 - $6.27 ......              394,816               7.7                $ 5.69            394,816                 $ 5.69

$6.27 - $7.06 ......              125,333               8.3                $ 6.44            125,333                 $ 6.44

$7.06 - $7.84 ......               48,404               2.9                $ 7.84             48,404                 $ 7.84
                        ------------------                                            ---------------
                                  751,898                                                    751,898
                        ==================                                            ===============



NOTE M - FAIR VALUE OF FINANCIAL INSTRUMENTS

         SFAS No. 107 requires disclosure of the estimated fair value of assets and liabilities considered to be financial instruments. For KNBT, as for most financial institutions, the majority of its assets and liabilities are considered financial instruments as defined in SFAS No. 107. However, many such instruments lack an available trading market as characterized by a willing buyer and willing seller engaging in an exchange transaction. Therefore, KNBT had to use significant estimations and present value calculations to prepare this disclosure, as required by SFAS No. 107. Accordingly, the information presented below does not purport to represent the aggregate net fair value of KNBT.

         Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management is concerned that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

         Estimated fair values have been determined by KNBT using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments. The estimated methodologies used, the estimated fair values, and recorded book balances at December 31, 2003 and 2002 are set forth below.

         For cash and due from banks and interest-bearing deposits with banks, the recorded book values of approximately $139.0 million and $86.3 million are deemed to approximate fair values at December 31, 2003 and 2002, respectively.

         The estimated fair values of investment and mortgage-backed securities are based on quoted market prices, if available. If quoted market prices are not available, the estimated fair values are based on quoted market prices of comparable instruments. The fair values of loans are estimated on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest is deemed to approximate fair value.


-----------------------------------------------------------------------------------------------------------------
                                                                     At December 31,
                                     ----------------------------------------------------------------------------
                                                   2003                                      2002
                                     -----------------------------------      -----------------------------------
                                        Carrying          Estimated               Carrying         Estimated
                                         Amount          Fair Value                Amount         Fair Value
                                     -----------------------------------      -----------------------------------
                                                              (dollars in thousands)
Investment and mortgage-backed
   securities .......................   $ 734,087         $ 734,087              $ 294,150         $ 294,150
Federal Home Loan Bank
   of Pittsburgh stock ..............   $  11,543         $  11,543              $   8,011         $   8,011
Loans receivable ....................   $ 886,843         $ 889,262              $ 558,453         $ 580,363
Mortgage loans held-for-sale ........   $   4,677         $   4,677              $  23,796         $  23,796


         The estimated fair values of demand deposits (i.e., interest-bearing and non-interest-bearing checking accounts, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.



-------------------------------------------------------------------------------------------------
                                                         At December 31,
                                   --------------------------------------------------------------
                                             2003                                 2002
                                   ----------------------------      ----------------------------
                                    Carrying     Estimated               Carrying    Estimated
                                     Amount     Fair Value                Amount    Fair Value
                                   ----------------------------      ----------------------------
                                                        (dollars in thousands)
   Time deposits ............      $547,697      $562,174                $389,179    $393,111
   Securities sold under
     agreements to repurchase      $ 24,550      $ 24,550                $  8,904    $  8,904
   Advances from the
     Federal Home Loan Bank .      $207,153      $212,082                $113,500    $120,334



         The guaranteed preferred beneficial interest in KNBT's subordinated debt had a carrying value of $15.0 million at December 31, 2003. The interest on this debt is tied to LIBOR and changes quarterly. The estimated fair value at December 31, 2003 was $15.0 million.

         The fair value of commitments to extend credit is estimated based on the amount of unamortized deferred loan commitment fees. The fair value of letters of credit is based on the amount of unearned fees plus the estimated cost to terminate the letters of credit. Fair values of unrecognized financial instruments including commitments to extend credit and the fair value of letters of credit are considered immaterial.


NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

         KNBT is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. KNBT's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. KNBT uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

         KNBT  had  the  following   approximate   off-balance-sheet   financial
instruments whose contract amounts represent credit risk.



---------------------------------------------------------------------------------------------
                                                                   At December 31,
                                                         -----------------------------------
                                                                 2003               2002
--------------------------------------------------------------------------------------------
                                                                (dollars in thousands)
Commitments to extend credit Lines of credit:
      Commercial loans ..................................       $ 86,664            $48,880
      Home equity secured by mortgage ...................         45,341             26,590
      Unsecured consumer including credit card ..........          7,100              8,712
                                                         ----------------   ----------------
         Total lines of credit ..........................        139,105             84,182
   Letters of credit ....................................         15,297              3,366
   Other loan commitments:
      Commercial loans unsecured ........................         14,580                  -
      Residential mortgages .............................         55,583             19,007
      Other mortgages ...................................         51,758              1,663
      Consumer (auto, personal) .........................          8,881                  -
                                                         ----------------   ----------------
         Total other loan commitments ...................        130,802             20,670
                                                         ----------------   ----------------
Total commitments to extend credit ......................      $ 285,204           $108,218
                                                         ================   ================

--------------------------------------------------------------------------------------------




         Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. KNBT evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by KNBT upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies but may include guarantees, personal or commercial real estate, accounts receivable, inventory and equipment.

         Standby letters of credit are conditional commitments issued by KNBT to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. KNBT holds collateral to support these commitments. The Bank had standby letters of credit of $15.3 million and $3.4 million at December 31, 2003 and 2002, respectively. These letters of credit expire as follows: $7.6 million in 2004, $7.4 million in 2005 through 2006, and $54,000 in 2007.

         A substantial amount of KNBT's loans are secured by real estate in the Northampton, Lehigh, Monroe, and Carbon counties of northeastern Pennsylvania. Loans purchased from other financial institutions or participation in loans originated by other financial institutions constitute less than 1% of the Company's loans outstanding. Accordingly, KNBT's primary concentration of credit risk is related to the real estate market in the four county areas and the ultimate collectibility of this portion of KNBT's loan portfolio is susceptible to changes in economic conditions in that area.

NOTE O - LEASE COMMITMENTS

         The Bank has entered into several noncancellable operating lease agreements for its branch banking facilities. The Bank is responsible for pro-rata operating expense escalations. The approximate minimum annual rental payments at December 31, 2003 under these leases are as follows:

-------------------------------------------------

                       (dollars in thousands)
2004 ..................            $ 1,317
2005 ..................              1,177
2006 ..................                989
2007 ..................                734
2008 ..................                627
2009 and Thereafter ...              5,701
                         ------------------

                                  $ 10,545
                         ==================

-------------------------------------------------

         Lease expense for the years ended December 31, 2003, 2002 and 2001 was $769,000, $474,000, and $339,000, respectively.

NOTE P - REGULATORY MATTERS

         KNBT is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on KNBT's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, KNBT and the Bank must meet specific capital guidelines that involve quantitative measures of KNBT's and the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. KNBT's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

         KNBT's ability to declare and pay dividends may depend in part on dividends received from the Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus, retained earnings, is at least equal to contributed capital. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the Federal Deposit Insurance Corporation.

         The Federal Reserve Board issued a policy statement on the payment of cash dividends by the bank holding companies, which expresses the Federal Reserve Board's view that a bank holding company should pay cash dividends only to the extent that the holding company's net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company's capital needs, asset quality and overall financial condition.

         Quantitative measures established by regulations to ensure capital adequacy require KNBT and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2003, KNBT and the Bank met all capital adequacy requirements to which they are subject.

         As of December 31, 2003, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the institution's category.

         The following  table provides a comparison of KNBT's and Bank's capital
amounts,   risk-based  capital  ratios  and  leverage  ratios  for  the  periods indicated.




-----------------------------------------------------------------------------------------------------------------------------------
Capital Ratios                                                           Required                      To Be Well Capitalized
                                                                         For Capital                  Under Prompt Corrective
                                           Actual                       Adequacy Purposes                 Action Provisions
                                 ----------------------------    ------------------------------   ---------------------------------
at December 31, 2003             Amount            Ratio            Amount           Ratio            Amount            Ratio

-----------------------------------------------------------------------------------------------------------------------------------
Total Capital                                                         (dollars in thousands)
(To risk-weighted assets)
   KNBT, (consolidated) .........  $ 359,522          33.24%           $86,535           8.00%               N/A              N/A
   Bank .........................  $ 258,441          24.01%           $86,123           8.00%         $ 107,654            10.00%

Tier I Capital
(To risk-weighted assets)
   KNBT, (consolidated) .........  $ 351,612          32.51%           $43,268           4.00%               N/A              N/A
   Bank .........................  $ 250,499          23.27%           $43,062           4.00%          $ 64,593             6.00%

Tier I Capital
(To average assets, leverage)
   KNBT, (consolidated) .........  $ 351,612          19.39%           $72,525           4.00%               N/A              N/A
   Bank .........................  $ 250,499          13.42%           $74,646           4.00%          $ 93,307             5.00%

-----------------------------------------------------------------------------------------------------------------------------------

                                                                         Required                     To Be Well Capitalized
                                                                         For Capital                  Under Prompt Corrective
                                           Actual                      Adequacy Purposes                 Action Provisions
                                 ----------------------------    ------------------------------   ---------------------------------
at December 31, 2002             Amount            Ratio            Amount           Ratio            Amount            Ratio
-----------------------------------------------------------------------------------------------------------------------------------
Total Capital                                                         (dollars in thousands)
(To risk-weighted assets)
   Bank .........................  $ 109,137          18.69%           $46,702           8.00%          $ 58,378            10.00%

Tier I Capital
(To risk-weighted assets)
   Bank .........................  $ 106,210          18.19%           $23,351           4.00%          $ 35,027             6.00%

Tier I Capital
(To average assets, leverage)
   Bank .........................  $ 106,210          10.78%           $39,410           4.00%          $ 49,263             5.00%

-----------------------------------------------------------------------------------------------------------------------------------


NOTE Q - QUARTERLY FINANCIAL DATA (Unaudited)

         The following represents summarized quarterly financial data of KNBT, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation. Per share data is not included because no shares were issued prior to November 2003.




-------------------------------------------------------------------------------------------------------------------------
Quarterly Financial Data (Unaudited)
                                                                        Three Months Ended

-------------------------------------------------------------------------------------------------------------------------
                              2003             Dec. 31              Sept. 30             June 30              March 31
-------------------------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)
Interest income .........................        $18,153              $13,193              $13,578               $14,139
Interest expense ........................          6,110                4,657                4,991                 5,303
Net interest income .....................         12,043                8,536                8,587                 8,836
Provision for loan losses ...............          2,095                  468                  326                    62
Non-interest income .....................          2,447                2,018                2,401                 2,182
Non-interest expense ....................         33,213                7,852                7,148                 6,906
Income (loss) before income taxes .......        (20,819)               2,234                3,514                 4,050
Net income (loss) .......................        (13,087)               1,756                2,626                 2,949

-------------------------------------------------------------------------------------------------------------------------
                               2002             Dec. 31              Sept. 30             June 30              March 31
-------------------------------------------------------------------------------------------------------------------------

Interest income .........................        $14,667              $15,164              $14,721               $14,927
Interest expense ........................          5,821                6,521                6,919                 7,155
Net interest income .....................          8,846                8,643                7,802                 7,772
Provision (recovery) for loan losses ....             58                  301                  197                  (445)
Non-interest income .....................          2,544                1,964                1,663                 2,643
Non-interest expense ....................          7,589                6,079                5,718                 5,182
Income before income taxes ..............          3,743                4,227                3,550                 5,678
Net income ..............................          2,496                3,017                2,601                 3,896

-------------------------------------------------------------------------------------------------------------------------



NOTE R - KNBT BANCORP, INC.
(PARENT COMPANY ONLY)



-------------------------------------------------------------------------------------------------------
Condensed Balance Sheet
December 31,                                                                            2003
-------------------------------------------------------------------------------------------------------
                                                                                (dollars in thousands)
Assets
   Cash and due from banks ....................................................              $       3
   Interest-bearing deposits with banks .......................................                 94,477
                                                                                  ---------------------
       Total cash and cash equivalents ........................................                 94,480
   Loans receivable ...........................................................                 15,920
   Investment in banking subsidiary ...........................................                302,897
   Investment in other subsidiaries ...........................................                  5,706
   Other assets ...............................................................                  7,380
                                                                                  ---------------------
       Total Assets ...........................................................              $ 426,383
                                                                                  =====================

Liabilities
   Long-term ESOP debt ........................................................              $  15,920
   Guaranteed beneficial interest in the Company's subordinated debentures ....                 15,464
   Other liabilities ..........................................................                  5,919
                                                                                  ---------------------
       Total Liabilities ......................................................                 37,303

Shareholder's Equity ..........................................................                389,080
                                                                                  ---------------------
   Total Liability and Shareholder's Equity ...................................              $ 426,383
                                                                                  =====================

-------------------------------------------------------------------------------------------------------




--------------------------------------------------------------------------------------------------------
Condensed Statement of Operations
For the Year Ended December 31,                                                            2003
--------------------------------------------------------------------------------------------------------
                                                                                   (dollars in thousands)
Income
   Interest on deposits with banks ............................................              $      264
   Interest on ESOP loan ......................................................                      96
   Statutory trust income .....................................................                       5
                                                                                    --------------------
       Total Income ...........................................................                     365
                                                                                    --------------------

Expenses
   Interest on long-term ESOP debt ............................................                      96
   Interest on trust preferred securities .....................................                     120
   Contribution to charitable foundation ......................................                  16,161
   Other expenses .............................................................                      80
                                                                                    --------------------
       Total Expenses .........................................................                  16,457
                                                                                    --------------------

   Loss before tax benefit and equity in undistributed net earnings of subsidiaries             (16,092)
   Income tax benefit .........................................................                  (5,632)
                                                                                    --------------------
   Loss before equity in undistributed net earnings of subsidiaries ...........                 (10,460)
   Equity in undistributed net earnings of subsidiaries .......................                   4,704
                                                                                    --------------------
       Net Loss ...............................................................              $   (5,756)
                                                                                    ====================

--------------------------------------------------------------------------------------------------------




---------------------------------------------------------------------------------------------------------------
Condensed Statement of Cash Flows
For the Year Ended December 31,                                                                    2003
---------------------------------------------------------------------------------------------------------------
Operating Activities                                                                     (dollars in thousands)
   Net loss ..........................................................................               $ (5,756)
   Adjustments to reconcile net loss to net cash provided by operating activities:
      Distribution in excess of undistributed net loss of subsidiaries ...............                 (4,704)
      Contribution to charitable foundation ..........................................                 16,161
      Changes in assets and liabilities:
         Increase in other assets ....................................................                 (7,380)
         Increase in other liabilities ...............................................                  5,842
                                                                                           -------------------
Net Cash Provided by Operating Activities ............................................                  4,163
                                                                                           -------------------

Investing Activities
   Investment in subsidiaries ........................................................               (106,225)
                                                                                           -------------------
Net Cash Used In Investing Activities ................................................               (106,225)

Financing Activities
   Net proceeds from issuance of common stock ........................................                196,261
   Proceeds from the exercise of stock options .......................................                    311
                                                                                           -------------------
Net Cash Provided by Financing Activities ............................................                196,572
                                                                                           -------------------

Increase (decrease) in cash and cash equivalents .....................................                 94,480
Cash and cash equivalents, January 1, ................................................                      -
                                                                                           -------------------
Cash and cash equivalents, December 31, ..............................................               $ 94,480
                                                                                           ===================
---------------------------------------------------------------------------------------------------------------


Item 9.     Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure
-------     --------------------------------------------------------------------

                  None


Item 9A.   Controls and Procedures
-------    -----------------------

         Quarterly evaluation of KNBT's Disclosure Controls and Procedures. As of December 31, 2003, KNBT evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of the Chief Executive Officer ("CEO") Scott V. Fainor and Chief Financial Officer ("CFO") Eugene T. Sobol.

         Conclusions. Based upon the Controls Evaluation, the CEO and CFO have concluded that the Disclosure Controls are effective to timely alert management of material information relating to KNBT during the period when its periodic reports are being prepared.

PART III

Item 10.   Directors and Executive Officers of the Registrant
--------   --------------------------------------------------

         The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated by reference from the section captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" in KNBT's definitive proxy statement for the annual meeting of stockholders to be held on May 6, 2004, (the "Proxy Statement") to be filed with the Securities and Exchange Commission prior to April 29, 2004.

         KNBT has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of KNBT and the Bank. A copy of the Code of Conduct and Ethics may be found on KNBT's website at www.KNBT.com.

Item 11.   Executive Compensation
--------   ----------------------

         The information required by Item 11 of Form 10-K is incorporated by reference from the sections captioned "Management Compensation," "Report of the Human Resources Committee of Keystone" and "Performance Graph" in the Proxy Statement.

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------   --------------------------------------------------------------
           and Management and Related Stockholder Matters
           ----------------------------------------------

         The information required by Item 12 of Form 10-K is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management" and "Management Compensation - Equity Compensation Plan Information" in the Proxy Statement.

Item 13.   Certain Relationships and Related Transactions
--------   ----------------------------------------------

         The information required by Item 13 of Form 10-K is incorporated by reference from the section captioned "Management Compensation - Indebtedness of Management and Related Party Transactions" in the Proxy Statement.


Item 14.   Principal Accountant Fees and Services
-------    --------------------------------------

         The information required by Item 14 of Form 10-K is incorporated by reference from the section captioned "Ratification of Appointment of Auditors - Audit Fees" in the Proxy Statement.

PART IV


Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K
--------   ---------------------------------------------------------------

       (a)    Documents Filed as Part of this Report:
              ---------------------------------------

                    Financial Statements: The Consolidated Financial Statements of KNBT Bancorp, Inc. and the Report of Independent Certified Public Accountants thereon, as listed below, have been filed under "Item 8, Financial Statements and Supplementary Data".

                    Report of Independent Certified Public Accountants

                    Consolidated Balance Sheets for the Years Ended 12/31/03 and 12/31/02

                    Consolidated Statements of Operations
                    for the Years Ended 12/31/03, 12/31/02 and 12/31/01

                    Consolidated Statement of Changes in Shareholders' Equity for the Years Ended 12/31/03, 12/31/02 and 12/31/01

                    Consolidated Statements of Cash Flows for the Years Ended 12/31/03, 12/31/02 and 12/31/01

                    Notes to Consolidated Financial Statements

       (b)    Reports on Form 8-K
              -------------------

          (1) On October 27, 2003, KNBT filed a Form 8-K that included under Items 7 and 9 a press release announcing the receipt of regulatory approvals required to complete the conversion of Keystone Savings Bank and the merger with First Colonial Group, Inc.

          (2) On November 3, 2003, KNBT filed a Form 8-K that included under Items 7 and 9 a press release announcing the completion of the conversion of Keystone Savings Bank and the merger with First Colonial Group, Inc.

          (3) On December 23, 2003, KNBT filed a Form 8-K reporting under Items 2 and 7 the acquisition of First Colonial Group, Inc.

         (c)      Exhibits
                  --------

         3.1      Articles of Incorporation of KNBT Bancorp, Inc. (1)

         3.2      Bylaws of KNBT Bancorp, Inc. (1)

         4.0      Form of Stock Certificate of KNBT Bancorp, Inc. (1)

         10.1 Employment Agreement between Keystone Savings Bank, KNBT Bancorp and Scott V. Fainor (1)

         10.2 Employment Agreement between Keystone Savings Bank, KNBT Bancorp and Eugene T. Sobol (1)

         10.3     Supplemental Executive Retirement Plan (1)

         10.4     Trustee and Executive Deferred Compensation Program

         10.5     Senior Management Variable Compensation Program (1)

         10.6     First  Colonial  Group,   Inc.  1994  Stock  Option  Plan  for
                  Non-Employee Directors (2)

         10.7     First Colonial Group, Inc. 1996 Employee Stock Option Plan (3)

         10.8     First Colonial Group, Inc. 2001 Stock Option Plan (4)

         10.9 Nazareth National Bank and Trust Co. Deferred Compensation Plan for Directors

         21.0 Subsidiaries of the Registrant - Reference is made to "Item 1. Business" for the required information

         23.0     Consent of Grant Thornton LLP

         31.1     Rule 13a-14(a) Certification of the Chief Executive Officer

         31.2     Rule 13a-14(a) Certification of the Chief Financial Officer

         32.0     Section 1350 Certifications

--------------------------------------------------------------------------------

         (1) Incorporated by reference from KNBT's Registration Statement on Form S-1 filed on June 6, 2003, as amended, and declared effective on August 12, 2003 (Registration No. 333-105899).

         (2) Incorporated by reference from First Colonial's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994 (File No. 000-11526).

         (3) Incorporated by reference from First Colonial's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1995 (File No. 000-11526).

         (4) Incorporated by reference from First Colonial's quarterly report on Form 10-Q, for the quarter ended June 30, 2001 (File No. 000-11526).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              KNBT BANCORP, INC.

Dated: March 26, 2004                         By: /s/ Scott V. Fainor
                                                  ------------------------------
                                                  SCOTT V. FAINOR, President and
                                                  Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 26, 2004.


By:       /s/ Jeffrey P. Feather
          -----------------------------------------------------------
          JEFFREY P. FEATHER
          Chairman of the Board
          and Director
          March 26, 2004

By:       /s/ Scott V. Fainor
          -----------------------------------------------------------
          SCOTT V. FAINOR
          President, Chief Executive Officer
          and Director (Principal Executive Officer)
          March 26, 2004

By:       /s/ Eugene T. Sobol
          -----------------------------------------------------------
          EUGENE T. SOBOL
          Senior Executive Vice President and Treasurer
          (Principal Financial Officer and
          Principal Accounting Officer)
          March 26, 2004

By:       /s/ Michael J. Gausling
          -----------------------------------------------------------
          MICHAEL J. GAUSLING
          Director
          March 26, 2004

          By: /s/ Donna D. Holton
          -----------------------------------------------------------
          DONNA D. HOLTON
          Director
          March 26, 2004

By:       /s/ Christian F. Martin, IV
          -----------------------------------------------------------
          CHRISTIAN F. MARTIN, IV
          Director
          March 26, 2004

By:       /s/ John A. Mountain
          -----------------------------------------------------------
          JOHN A. MOUNTAIN
          Director
          March 26, 2004

By:       /s/ Daniel B. Mulholland
          -----------------------------------------------------------
          DANIEL B. MULHOLLAND
          Director
          March 26, 2004

By:       /s/ R. Chadwick Paul, Jr.
          -----------------------------------------------------------
          R. CHADWICK PAUL, JR.
          Director
          March 26, 2004

By:       /s/ Charles J. Peischl, Esquire
          -----------------------------------------------------------
          CHARLES J. PEISCHL, ESQUIRE
          Director
          March 26, 2004

By:       /s/ Robert R. Scholl
          -----------------------------------------------------------
          ROBERT R. SCHOLL
          Director
          March 26, 2004

By:       /s/ Kenneth R. Smith
          -----------------------------------------------------------
          KENNETH R. SMITH
          Director
          March 26, 2004

By:       /s/ R. Charles Stehly
          -----------------------------------------------------------
          R. CHARLES STEHLY Director March 26, 2004

By:       /s/ Richard Stevens, III
          -----------------------------------------------------------
          RICHARD STEVENS, III
          Director
          March 26, 2004

By:       /s/ Richard L. Strain
          -----------------------------------------------------------
          RICHARD L. STRAIN
          Director
          March 26, 2004

By:       /s/ Maria Z. Thulin
          -----------------------------------------------------------
          MARIA Z. THULIN
          Director
          March 26, 2004