Form 10-Q
period 2004-03-31
KNBT BANCORP INC
filed 2004-05-17
CIK 1236964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                      ------------------------------------
(Mark One)

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004
                                       OR

[  ]     TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No. 000-50426
             -----------------------------------------------------

                               KNBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Pennsylvania                             38-3681905
---------------------------------      -----------------------------------------
  (State or Other Jurisdiction of      (I.R.S. Employer Identification No.)
  Incorporation or Organization)

         90 Highland Avenue, Bethlehem, PA                      18017
--------------------------------------------------------------------------------
      (Address of Principal Executive Office)                (Zip Code)

Registrant's Telephone Number, Including Area Code:  610-861-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES X    NO _____

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act.

                                  YES _   NO __X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of May 13, 2004, 30,541,772 shares of the Registrant's common stock were issued and outstanding.



                       KNBT BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART 1  -  FINANCIAL INFORMATION                                                  PAGE NO.

     ITEM 1  -       Financial Statements

         Consolidated Balance Sheets                                                 2
         Consoliated Statements of Income                                            3
         Consolidated Statement of Changes in Shareholders' Equity                   4
         Consolidated Statements of Cash Flows                                       5
         Notes to Consolidated Financial Statements                                  6

     ITEM 2 -        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                   14

     ITEM 3  -       Quantitative and Qualitative Discussion About                   24
                     Market Risk

     ITEM 4 -        Controls and Procedures                                         24

PART II  -  OTHER INFORMATION

     ITEM 1  -       Legal Proceedings                                               25

     ITEM 2  -       Changes in Securities, Use of Proceeds and                      25
                     Issuer Purchases of Equity Securities

     ITEM 3  -       Defaults Upon Senior Securities                                 25

     ITEM 4  -       Submission of Matters to a Vote of Security Holders             25

     ITEM 5  -       Other Information                                               25

     ITEM 6  -       Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                                           26

CERTIFICATIONS                                                                       27




PART 1.  FINANCIAL INFORMATION
ITEM 1.   Financial Statements

                                                 KNBT BANCORP, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                       (dollars in thousands)

                                                                                             At March 31,        At December 31,
                                                                                                 2004                 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                              (unaudited)
ASSETS
    Cash and Due From Banks                                                                        $ 42,010               $ 53,555
    Interest-Bearing Deposits With Banks                                                             45,242                 85,422
                                                                                            ----------------   --------------------
      Cash and Cash Equivalents                                                                      87,252                138,977
    Investment Securities Available-for-Sale                                                        866,893                734,087
    Federal Home Loan Bank of Pittsburgh Stock                                                       15,791                 11,543
    Mortgage Loans Held-for-Sale                                                                      3,745                  4,677
    Loans                                                                                           922,518                890,076
    Less:  Allowance for Loan Losses                                                                 (9,000)                (7,910)
                                                                                            ----------------   --------------------
      Net Loans                                                                                     913,518                882,166
    Accrued Interest Receivable                                                                       9,274                  7,645
    Premises and Equipment, Net                                                                      38,172                 35,867
    Bank Owned Life Insurance                                                                        58,516                 57,849
    Goodwill and Other Intangible Assets                                                             46,547                 47,448
    Other Assets                                                                                     17,377                 21,714
                                                                                            ----------------   --------------------
      TOTAL ASSETS                                                                              $ 2,057,085            $ 1,941,973
                                                                                            ================   ====================

LIABILITIES
    Deposits
      Non-interest-bearing deposits                                                               $ 112,856              $ 117,270
      Interest-bearing deposits                                                                   1,181,359              1,172,140
                                                                                            ----------------   --------------------
         Total deposits                                                                           1,294,215              1,289,410
    Securities Sold Under Agreements to Repurchase                                                   28,393                 24,550
    Advances from the Federal Home Loan Bank                                                        308,540                207,153
    Subordinated Debentures                                                                          15,464                      -
    Guaranteed Preferred Beneficial Interest in the
      Company's Subordinated Debentures                                                                   -                 15,000
    Accrued Interest Payable                                                                          3,639                  3,218
    Other Liabilities                                                                                 8,968                 13,562
                                                                                            ----------------   --------------------
      TOTAL LIABILITIES                                                                           1,659,219              1,552,893
                                                                                            ----------------   --------------------

SHAREHOLDERS' EQUITY
    Preferred Stock, no par
      Authorized:  20,000,000 shares                                                                      -                      -
    Common Stock, Par Value $0.01 a share                                                               296                    295
      Authorized:  100,000,000 shares
       Issued and Outstanding:
        30,529,820 shares at March 31, 2004 and 30,419,397 shares
          at December 31, 2003
    Additional Paid-In Capital                                                                      298,455                297,887
    Retained Earnings                                                                               104,685                100,570
    Unallocated Common Stock Held
      by Employee Stock Ownership Plan:                                                             (15,784)               (15,987)
      928,222 shares at March 31, 2004 and 940,122 shares at December 31, 2003
    Accumulated Other Comprehensive Income                                                           10,214                  6,315
                                                                                            ----------------   --------------------
    TOTAL SHAREHOLDERS' EQUITY                                                                      397,866                389,080
                                                                                            ----------------   --------------------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $ 2,057,085            $ 1,941,973
                                                                                            ================   ====================

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                       KNBT BANCORP, INC.. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF INCOME
                                    Three Months Ended March 31, 2004 and 2003
                                              (dollars in thousands)

                                                                               Three Months Ended March 31,
                                                                           -------------------------------------
                                                                                2004                 2003
----------------------------------------------------------------------------------------------------------------
                                                                             (unaudited)
INTEREST INCOME
     Loans, including fees                                                        $ 14,093             $ 10,133
     Investment Securities                                                           8,116                3,875
     Other Interest                                                                    142                  131
                                                                           ----------------    -----------------
         Total Interest Income                                                      22,351               14,139
                                                                           ----------------    -----------------

INTEREST EXPENSE
     Deposits                                                                        4,535                4,163
     Securities sold under Agreements to Repurchase                                     35                   32
     Advances from the Federal Home Loan Bank                                        2,124                1,108
     Subordinated Debentures                                                           181                    -
                                                                           ----------------    -----------------
         Total Interest Expense                                                      6,875                5,303
                                                                           ----------------    -----------------

NET INTEREST INCOME                                                                 15,476                8,836
Provision for Loan Losses                                                            1,500                   62
                                                                           ----------------    -----------------

     Net Interest Income After Provision
       for Loan Losses                                                              13,976                8,774
                                                                           ----------------    -----------------

NON-INTEREST INCOME
     Trust                                                                             353                    -
     Brokerage Services                                                                160                   87
     Deposit Service Charges                                                         1,311                  852
     Bank Owned Life Insurance                                                         667                  355
     Net Losses on Sales of Investment Securities                                       (8)                   -
     Net Gains on Sales of Residential Mortgage Loans                                  159                  264
     Net Gain on Sale of Credit Card Loans                                             298                    -
     Net Gains (Losses) on Sales of Other Real Estate Owned                             44                  (21)
     Other Income                                                                      983                  644
                                                                           ----------------    -----------------

         Total Non-Interest Income                                                   3,967                2,181
                                                                           ----------------    -----------------

NON-INTEREST EXPENSES
     Compensation and Employee Benefits                                              7,245                3,735
     Net Occupancy and Equipment Expense                                             1,825                  999
     Professional Fees                                                                 572                  112
     Advertising                                                                       153                  307
     Data Processing                                                                   531                  431
     Impairment of Mortgage Servicing Rights                                            58                  365
     Amortization of Intangible Assets                                                 547                    -
     Other Expenses                                                                  1,574                  957
                                                                           ----------------    -----------------

         Total Non-Interest Expenses                                                12,505                6,906
                                                                           ----------------    -----------------

Income Before Income Taxes                                                           5,438                4,049
Income Taxes                                                                         1,323                1,100
                                                                           ----------------    -----------------

NET INCOME                                                                         $ 4,115              $ 2,949
                                                                           ================    =================

PER SHARE DATA
     Net Income - Basic                                                             $ 0.14                N/A
                                                                           ================    =================
     Net Income - Diluted                                                           $ 0.14                N/A
                                                                           ================    =================

----------------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.

                                                 KNBT BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                           Three Months Ended March 31, 2004 (Unaudited)
                                                       (dollars in thousands)

                                                                                                           Accumulated
                                                              Common    Additional            Unallocated     Other
                                                  Common      Stock      Paid-In    Retained     ESOP     Comprehensive
                                                  Shares      Value      Capital    Earnings    Shares       Income       Total
-----------------------------------------------------------------------------------------------------------------------------------
                                               (unaudited)
Balance at January 1, 2004                      29,479,275       $ 295   $ 297,887  $ 100,570  $ (15,987)       $ 6,315  $ 389,080

Comprehensive Income
   Net Income                                                                           4,115                                4,115
   Other Comprehensive Income Net of Taxes
      and Reclassification Adjustments                                                                            3,899      3,899
                                                                                                                         ----------
Total Comprehensive Income                                                                                                   8,014
Unallocated ESOP Shares Committed to Employees      11,900                       5                   203                       208
Shares Issued upon Exercise of Stock Options       110,423           1         563                                             564
                                               ------------------------------------------------------------------------------------
Balance at March 31, 2004                       29,601,598       $ 296   $ 298,455  $ 104,685  $ (15,784)      $ 10,214  $ 397,866

-----------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                                    KNBT BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                               Three Months Ended March 31, 2004 and 2003
                                          (dollars in thousands)

                                                                              Three Months Ended March 31,
                                                                                 2004               2003
----------------------------------------------------------------------------------------------------------
                                                                                        (unaudited)

OPERATING ACTIVITIES
  Net Income                                                                   $   4,115     $   2,949
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
      Provision for Loan Losses                                                    1,500            62
      Depreciation and Amortization                                                1,182           381
      Amortization (Accretion) of Security Premiums and Discounts, Net               608           362
      (Gain) Loss on Sale of Other Real Estate Owned                                 (44)           21
      Losses on Sales of Investment Securities                                         8          --
      Gains on the Sales of Mortgage Loans                                          (159)         (264)
      Gain on the Sale of Credit Card Loans                                         (298)         --
      Mortgage Loans Originated for Sale                                          (1,255)       (9,859)
      Mortgage Loan Sales                                                          2,715         9,859
   Changes in Assets and Liabilities:
      Increase in Bank Owned Life Insurance                                         (667)         (354)
      Increase in Accrued Interest Receivable                                     (1,629)         (275)
      Decrease in Other Assets                                                     2,775           529
      (Decrease) Increase in Other Liabilities and Accrued Interest Payable       (4,173)        3,862
                                                                               ---------     ---------
Net Cash Provided by Operating Activities                                          4,678         7,273
                                                                               ---------     ---------

INVESTING ACTIVITIES
Proceeds from Calls and Maturities of Securities Available-for-Sale               32,573        52,217
Proceeds from Sales of Securities Available-for-Sale                                 249          --
Purchase of Securities Available-for-Sale                                       (160,343)     (111,556)
Purchase of Federal Home Loan Bank of Pittsburgh Stock                            (4,248)         (505)
Proceeds from the Sale of Credit Card Receivables                                  1,831          --
Net (Increase) Decrease in Loans                                                 (34,323)          416
Purchase of Premises and Equipment                                                (2,902)       (1,086)
Proceeds from Sale of Other Real Estate Owned                                        161            84
                                                                               ---------     ---------
Net Cash Used in Investing Activities                                           (167,002)      (60,430)
                                                                               ---------     ---------

FINANCING ACTIVITIES
Net Increase in Deposits                                                           4,805        25,536
Net Increase in Repurchase Agreements                                              3,843         1,109
Proceeds from Long-Term Debt                                                     109,562          --
Payments on Long-Term Debt                                                        (8,175)      (10,000)
Proceeds from the Exercise of Stock Options                                          564          --
                                                                               ---------     ---------
Net Cash Provided by Financing Activities                                        110,599        16,645
                                                                               ---------     ---------

Decrease in Cash and Cash Equivalents                                            (51,725)      (36,512)
Cash and Cash Equivalents, January 1,                                            138,977        86,293
                                                                               ---------     ---------
Cash and Cash Equivalents, March 31,                                           $  87,252     $  49,781
                                                                               =========     =========

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Period for
      Income Taxes                                                             $    --       $      95
                                                                               =========     =========

      Interest on Deposits, Advances and Other Borrowed Money                  $   6,454     $   5,558
                                                                               =========     =========

Supplemental Disclosure of Non-cash Activities
      Mortgage Loan Securitizations                                            $    --       $  47,250
                                                                               =========     =========

      Reclassification of Loans Receivable to Other Real Estate Owned          $      97     $    --
                                                                               =========     =========

-----------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.

                       KNBT BANCORP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------

                                   (Unaudited)


NOTE A  -  BASIS OF PRESENTATION

KNBT Bancorp, Inc. ("KNBT" or the "Company") is a Pennsylvania corporation and registered bank holding company organized in 2003. KNBT's business consists primarily of being the parent holding company for Keystone Nazareth Bank & Trust Company, a Pennsylvania chartered savings bank. Keystone Nazareth Bank & Trust Company (the "Bank") is the stock-form successor to Keystone Savings Bank upon the mutual-to-stock conversion of Keystone Savings Bank, which was completed on October 31, 2003. Concurrently with the mutual-to-stock conversion, KNBT acquired, through a merger, First Colonial Group, Inc. ("First Colonial"), the parent bank holding company for Nazareth National Bank and Trust Company.

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all normal, recurring adjustments which, in the opinion of management, are necessary for a fair presentation of these financial statements, have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended December 31, 2003, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the banking industry. Certain amounts in prior years are reclassified for comparability to current year's presentation. Such reclassifications, when applicable have no effect on net income. The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. References to the Company include the Bank unless otherwise noted.

In preparing the consolidated financial statements, the Company is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition and revenue and expense for the period. Actual results could differ significantly from those estimates. A material estimate that is particularly susceptible to significant changes in the near-term is the determination of the allowance for loan losses.

In addition to the Bank, KNBT's subsidiaries include KNBT Inv. I founded in December 2003, KNBT Inv. II and First Colonial Statutory Trust I, both acquired in October 2003 as a part of the acquisition of First Colonial. The Bank has two wholly owned subsidiaries KLV, Inc and KLVI, Inc. The Bank is the majority owner of Traditions Settlement Services, LLC.


NOTE B  -  CONVERSION AND ACQUISITION

The mutual-to-stock conversion of Keystone Savings Bank coincided with the completion of the initial public offering of KNBT Bancorp, Inc. KNBT sold approximately 20.2 million shares of its common stock for an aggregate of $202.0 million to subscribers in its offering, contributed approximately 1.6 million shares of common stock to the recently created Keystone Nazareth Charitable Foundation and issued an additional approximately 8.5 million shares to former shareholders of First Colonial in exchange for their First Colonial shares.

On October 31, 2003, KNBT and the Bank completed mergers with First Colonial and its subsidiary Nazareth National Bank and Trust Company, respectively. Under the terms of the merger agreement, which was the result of arms-length negotiation, each of the shares of First Colonial stock was exchanged for 3.7 shares of KNBT common stock for a total issuance of 8,545,855 shares of common stock. Based on management's assessment of the anticipated benefits of the acquisition, including enhanced market share and expansion of its banking franchise; KNBT entered into the merger agreement and proceeded with its acquisition of First Colonial. First Colonial stock options outstanding at the date of acquisitions were converted into 808,157 options to purchase KNBT shares of common stock and were fully vested at the time of the merger. The transaction was accounted for under the purchase method of accounting. The acquisition resulted in the recording of approximately $45.9 million of goodwill and other intangible assets. KNBT's financial position and results of operations at and for the three months ended March 31, 2003 do not include First Colonial because the acquisition was not completed until October 31, 2003.

NOTE C  -  EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". Basic and diluted earnings per share for the three months ended March 31, 2004 were calculated as follows:


For the Three Months Ended March 31, 2004
-----------------------------------------------------------------------------------------------------------------
                                                                    Net               Average
                                                                   Income              Shares          Per Share
                                                                (numerator)        (denominator)         Amount
                                                              ---------------------------------------------------
                                                                            (dollars in thousands)
Basic Earnings Per Share
   Income Available to Common Shareholders                           $ 4,115          29,555,238          $ 0.14

Effect of Dilutive Securities
   Stock Options                                                                         456,026         $  0.00
                                                                                      ----------       ----------
Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                                  $ 4,115          30,011,264          $ 0.14
                                                                  ==========          ==========       ==========
-----------------------------------------------------------------------------------------------------------------

Common shares outstanding at March 31, 2004 do not include 928,222 unallocated shares held by the Employee Stock Ownership Plan ("ESOP"). The exclusion of these unallocated shares held by the ESOP is in accordance with the provision of Statement of Position ("SOP") 93-6, "Employer's Accounting for Employee Stock Ownership Plans", issued by the Accounting Standards Division of the American Institute of Certified Public Accountants ("AICPA").

KNBT had no shares outstanding in the first quarter of 2003, as KNBT did not complete its initial public offering until October 31, 2003.

NOTE D  -  STOCK BASED COMPENSATION

KNBT acquired the stock option plans previously maintained by First Colonial as a part of the merger. KNBT's stock option plans are accounted for under SFAS No. 123, "Accounting for Stock-Based Compensation." This standard contains a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award.
Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. KNBT's stock option plans are accounted for under APB Opinion No. 25. KNBT had no unvested stock options at March 31, 2004. There were no options awarded during the first three months of 2004.

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment an Amendment of FASB Statements No. 123 and APB No 95," that address the accounting for share-based payment transactions in which a enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees". KNBT is currently evaluating this proposed statement and its effects on its results of operations.


At its Annual Meeting of Shareholders, held on May 6, 2004, shareholders of KNBT Bancorp approved the Company's 2004 Stock Option Plan and 2004 Recognition and Retention Plan. An aggregate of 2,020,118 shares of the Company's common stock, subject to adjustment, was reserved for issuance under the 2004 Option Plan. Options granted under the 2004 Stock Option Plan will have an exercise price no less than the fair market value on the date of grant, generally will vest no more rapidly than 20% per year and will have a duration of 10 years. The 2004 Recognition and Retention Plan provides for 808,047 shares of Company common stock, subject to adjustment, which may be granted as restricted shares to the Company's directors, officers and employees and generally will vest over no less than five years after the date of grant.

NOTE E - INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT's investment securities available-for-sale at March 31, 2004 (unaudited) and December 31, 2003 are as follows:



---------------------------------------------------------------------------------------------------------
                                                              At March 31, 2004 (Unaudited)
                                           --------------------------------------------------------------
                                                                 Gross           Gross
                                              Amortized       Unrealized       Unrealized         Fair
                                                Cost             Gains           Losses          Value
                                               --------        --------        --------         --------
                                                                (dollars in thousands)

U. S. Government and agencies                  $151,533        $  4,228        $    (11)        $155,750
Obligations of states and political
    subdivisions                                109,714           4,115            (148)         113,681

Mortgage-backed securities
    GNMA                                          1,978              26            --              2,004
    FHLMC                                        90,478           1,369             (83)          91,764
    FNMA                                        277,960           4,496             (48)         282,408
    Other CMOs                                  187,207           1,216            (450)         187,973
                                               --------        --------        --------         --------
       Total Mortgage-backed securities         557,623           7,107            (581)         564,149
Corporate and other debt securities              14,057             506              (1)          14,562
ARM fund                                          4,939            --               (59)           4,880
Equity securities                                13,560             443            (132)          13,871
                                               --------        --------        --------         --------
Total Investment Securities                    $851,426        $ 16,399        $   (932)        $866,893
                                               ========        ========        ========         ========

---------------------------------------------------------------------------------------------------------

                                                          At December 31, 2003
                                               ----------------------------------------------------------
                                                                 Gross           Gross
                                              Amortized       Unrealized       Unrealized         Fair
                                                Cost             Gains           Losses          Value
                                               --------        --------        --------         --------
                                                                (dollars in thousands)

U. S. Government and agencies                  $118,037        $  2,442        $    (99)        $120,380
Obligations of states and political
    subdivisions                                112,228           3,584            (157)         115,655

Mortgage-backed securities
    GNMA                                          2,124              14            --              2,138
    FHLMC                                        83,737           1,016            (768)          83,985
    FNMA                                        224,802           5,597          (2,861)         227,538
    Other CMOs                                  150,645             628            (576)         150,697
                                               --------        --------        --------         --------
       Total Mortgage-backed securities         461,308           7,255          (4,205)         464,358
Corporate and other debt securities              15,068             569            --             15,637
ARM fund                                          4,939            --               (59)           4,880
Equity securities                                12,939             272             (34)          13,177
                                               --------        --------        --------         --------
Total Investment Securities                    $724,519        $ 14,122        $ (4,554)        $734,087
                                               ========        ========        ========         ========

---------------------------------------------------------------------------------------------------------


NOTE F  -  LOANS

A summary of KNBT's loans receivable at March 31, 2004 (unaudited) and December 31, 2003 follows:


--------------------------------------------------------------------------------

                                              March 31,        December 31,
                                                2004              2003
                                              ---------         ---------
                                             (unaudited)
                                                (dollars in thousands)
Real Estate
     Residential                              $ 327,979         $ 346,221
     Construction                               109,452           112,684
     Commercial                                 168,172           156,563
                                              ---------         ---------
        Total real estate                       605,603           615,468

     Consumer loans                             266,001           265,541
     Commercial (non real estate)                47,255            38,978
     States and political subdivisions            1,367             2,334
                                              ---------         ---------
        Total gross loans                       920,226           922,321

Less:
     Mortgage loans held-for-sale                (3,745)           (4,677)
     Loans in process                             6,365           (27,099)
     Deferred fees (costs)                         (328)             (469)
                                              ---------         ---------
        Total loans                             922,518           890,076

Less:  Allowance for loan losses                 (9,000)           (7,910)
                                              ---------         ---------
        Total net loans                       $ 913,518         $ 882,166
                                              =========         =========

--------------------------------------------------------------------------------

The following table shows the amounts of KNBT's non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at March 31, 2004 (unaudited) and December 31, 2003.



---------------------------------------------------------------------------------------------------------

                                                                 At March 31,    At December 31,
                                                                    2004             2003
                                                                   -------          -------
                                                                 (unaudited)
                                                                     (dollars in thousands)

Non-accrual loans                                                  $ 2,747          $ 1,720
Accruing loans 90 days or more past due                                  7              405
                                                                   -------          -------
    Total non-performing loans                                       2,754            2,125
                                                                   -------          -------

Other real estate owned                                                153              173
                                                                   -------          -------
    Total non-performing assets                                    $ 2,907          $ 2,298
                                                                   =======          =======
---------------------------------------------------------------------------------------------------------

Total non-performing loans as a percentage of loans, net              0.30%            0.24%
Total non-performing loans as a percentage of total assets            0.13%            0.11%
Total non-performing assets as a percentage of total assets           0.14%            0.12%
---------------------------------------------------------------------------------------------------------

Interest on non-accrual loans which would have been
  recorded at the original rate                                    $    50          $    50
Interest on non-accrual loans that was reflected in income            --                 60
                                                                   -------          -------
      Net impact on interest income                                $   (50)         $    10
                                                                   =======          =======
---------------------------------------------------------------------------------------------------------



KNBT's recorded investment in impaired loans was $279,000 at March 31, 2004 and $217,000 at December 31, 2003. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $32,000 at March 31, 2004 and $33,000 at December 31, 2003. The average impaired loan balance for the three months ended March 31, 2004 was $229,000. During the quarter ended March 31, 2004, KNBT received principal payments of $3,000 on impaired loans, which payments are recognized on a cash basis. KNBT recognized no income on impaired loans in the three-month period ended March 31, 2004. There were no principal payments and no income recognized on impaired loans in the first quarter of 2003.

Activity in KNBT's allowance for loan losses during the three-month periods ended March 31, 2004 and 2003 was as follows:

--------------------------------------------------------------------------------

                                                 Three Months Ended March 31,
                                                    2004            2003
                                                  -------         -------
                                                 (unaudited)
                                                   (dollars in thousands)

Balance, beginning of period                      $ 7,910         $ 2,927
Provision charged to operations                     1,500              62
Loans charged-off                                    (491)           (312)
Recoveries of loans previously charged-off             81              12
                                                  -------         -------

Balance, end of period                            $ 9,000         $ 2,689
                                                  =======         =======

--------------------------------------------------------------------------------

NOTE G -  RETIREMENT PLANS

1. Defined Benefit Plan. KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during plan years prior to October 2003. In October 2003, KNBT froze the future accrual of benefits under this plan. KNBT continues to contribute to this plan for benefits accrued prior to October 2003. KNBT's contribution to this plan in the three months ended March 31, 2004 was $104,000. During the three months ended March 31, 2003 the contribution to this plan amounted to $215,000. KNBT currently expects to contribute approximately $115,000 to this plan during the remainder of 2004.

2. Directors' Deferred Plan. KNBT, as a part of the merger with First Colonial, assumed, as of October 31, 2003, the First Colonial directors' deferred plan involving certain former directors of First Colonial. The plan requires defined annual payments over a fifteen-year period beginning at age 65. The net periodic defined benefit expense for the three months ended March 31, 2004 was as follows.


--------------------------------------------------------------------------------
                                                       (dollars in thousands)

Service cost                                                $    --
Interest cost                                                     5
Exepected return on plan assets                                  --
Amortization of unrecognized net
  transition asset or obligation                                 --
Amortization of Unrecognized Prior Service Cost                  --
Amortization of Unrecognized Net Gain or Loss                    --
                                                            -----------
Total Net Periodic Pension Cost for the Quarter             $     5
                                                            ===========
--------------------------------------------------------------------------------



     KNBT currently expects to contribute approximately $22,000 to this plan in 2004. We are currently evaluating the impact on the Company of the Pension Funding Equity Act enacted in April 2004 on our projected funding.


NOTE H - VARIABLE INTEREST ENTITY

Management has determined that The First Colonial Statutory Trust I ("Trust I"), which was created by First Colonial and acquired by KNBT in the merger with First Colonial, qualifies as a variable interest entity under FASB Interpretation 46 ("FIN 46"), "Consolidation of Variable Interest Entities," as revised. Trust I issued mandatorily redeemable preferred stock in July 2002 to investors and loaned the proceeds to the Company. Trust I is included in KNBT's consolidated balance sheet and statements of operations as of and for the year ended December 31, 2003. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R), the provisions of which must be applied to certain variable interest entities by March 31, 2004.

KNBT adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, KNBT no longer consolidates Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if KNBT has the right to a majority of Trust I's expected residual returns. The deconsolidation resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $464,000. In addition, the income received on KNBT's common stock investment is included in other income. The adoption of FIN 46(R) had no material impact on the financial position or results of operation. The banking regulatory agencies have not issued any guidance that would change the regulatory capital treatment for the trust-preferred securities issued by Trust I based on the adoption of FIN 46(R). However, as additional interpretations from the banking regulators related to entities such as Trust I are issued, management will reevaluate its potential impact to its Tier I capital calculation under such interpretations.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission recently released Staff Accounting Bulletin ("SAB") 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance regarding the measurement of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 is expected to have no material effect on KNBT's consolidated financial statements.


NOTE J - RECLASSIFICATIONS

Certain reclassifications of prior years' amounts have been made to conform to the March 31, 2004 presentation.

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations




CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. KNBT's actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding KNBT's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, difficulties in integrating the data processing or other systems at KNBT's subsidiary savings bank, competition, changes in the quality or composition of KNBT's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting KNBT's operations, markets, products, services and fees. KNBT undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


Critical Accounting Policies, Judgments and Estimates

The accounting and reporting policies of KNBT conform to accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

Goodwill, under SFAS No. 142, is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. KNBT tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT's books to write down the related goodwill to the proper carrying value. KNBT recorded goodwill and other identifiable intangible assets as a result of the acquisition of First Colonial in October 2003.

Comparison of Financial Condition as of March 31, 2004 and December 31, 2003

Assets. KNBT's total assets were $2.1 billion at March 31, 2004 as compared to $1.9 billion at December 31, 2003, an increase of $116.3 million or 6.0%. The increase in assets was principally due to increases in investment securities, loans receivable, Federal Home Loan Bank stock and premises and equipment. These increases were offset in part by a reduction in cash and cash equivalents and an increase in the allowance for loan losses. During the first three months of 2004, KNBT's investment securities increased $132.8 million or 18.1% to $866.9 million at March 31, 2004 compared to $734.1 million at December 31, 2003. The primary sources of funds used for the increase in investment securities were additional advances from the Federal Home Loan Bank of Pittsburgh and to a lesser extent cash and cash equivalents. The Company determined to add leverage to the balance sheet by taking out $109.6 million of additional Federal Home Loan Bank advances, which had an average rate of 2.47% and investing such funds into $109.5 million of investment securities with an average yield of 4.19%. KNBT's total loans receivable were $922.5 million at March 31, 2004, an increase of $32.4 million or 3.6% over the December 31, 2003 total of $890.1 million. The growth in loans receivable was principally due to an $11.6 million or 7.4% increase in commercial real estate loans, a $8.3 million or 21.2% in other commercial loans and a $460,000 or 0.2% increase in consumer loans. These loan increases were offset in part by an $18.2 million or 5.3% decrease in single-family residential mortgage loans as a result of the sale of $2.7 million of these loans during the first quarter of 2004, customer repayments and a reduced level of new mortgage loans because of rising interest rates. During the first quarter of 2004, KNBT sold all of its $1.8 million of credit card loans for a gain of $298,000. These credit card loans were sold because of the relatively low volume and high administrative costs. KNBT will continue to offer credit cards to its customers through a third party provider and will receive some fee income through this arrangement. KNBT's investment in the stock of the Federal Home Loan Bank of Pittsburgh was $15.8 million at March 31, 2004 as compared to $11.5 million at December 31, 2003. This was an increase of $4.2 million or 36.8%. KNBT's net premises and equipment increased by $2.3 million or 6.4% to $38.2 million at March 31, 2004 compared to $35.9 million at December 31, 2003 principally as a result of the purchase of new computer equipment and the cost of renovations to the Company's headquarters and operations buildings. KNBT anticipates that its capital expenditures will be approximately $2 million for the remainder of 2004. KNBT's cash and cash equivalents were $87.3 million at March 31, 2004 as compared to $139.0 million at December 31, 2003. This decrease of $51.7 million or 37.2% was principally the result of the investment of these funds in investment securities and loans receivable.

Allowance for Loan Losses. KNBT's allowance for loan losses increased $1.1 million or 13.8% during the first three months of 2004. The allowance for loan losses was $9.0 million and $7.9 million at March 31, 2004 and December 31, 2003, respectively. The increase in the allowance for loan losses was the result of management's analysis of the risks within the loan portfolio. The allowance for loan losses is established through a provision for loan losses. KNBT maintains the allowance at a level believed to the best of management's knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews all loans, which are delinquent 60 days or more on a monthly basis, and performs regular reviews of the allowance no less than quarterly in order to identify those inherent losses and assess the overall collection probability for the loan portfolio. Such reviews consist of a quantitative analysis by loan category, using historical loss experience and consideration of a series of qualitative loss factors. KNBT's evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of its loans, the value of collateral securing the loan, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, in establishing the allowance for loan losses, KNBT's management considers a ten point internal rating system for all loans originated by the Commercial Lending department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management's judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. KNBT's allowance for loan losses was 0.98% and 0.89% of total loans receivable at March 31, 2004 and December 31, 2003, respectively. See "Comparison of Operating Results for the three months ended March 31, 2004 and 2003 - Provision for Loan Losses."

Liabilities. KNBT's total liabilities amounted to $1.7 billion at March 31, 2004, an increase of $107.5 million or 6.9% compared to total liabilities at December 31, 2003 of $1.6 billion. The increase in liabilities was principally due to a $101.3 million or 48.9% increase in advances from the Federal Home Loan Bank of Pittsburgh during the first quarter of 2004. These advances total $308.5 million and $207.2 million at March 31, 2004 and December 31, 2003, respectively. KNBT's deposits increased $4.8 million or 0.4% during the three-month period ended March 31, 2004. Deposits totaled $1.3 billion at both March 31, 2004 and December 31, 2003. During the first quarter of 2004, KNBT adopted FIN 46(R) and, as a result, KNBT deconsolidated Trust I. The $15.5 million of debentures issued by KNBT to Trust I were reflected as subordinated debentures in the March 31, 2004 consolidated balance sheet. KNBT's investment in the Trust in the amount of $464,000 was included in other assets in the consolidated balance sheet of KNBT at March 31, 2004. At December 31, 2003 Trust I was a consolidated subsidiary and was included in liabilities in the consolidated balance sheet as "Guaranteed preferred beneficial interest in the Company's subordinated debentures" and the common stock and the debentures of Trust I along with the related income effects were eliminated in the consolidated financial statements. The debentures issued to Trust I, less the common stock of Trust I, or $15.0 million at March 31, 2004 continue to qualify as Tier I capital under current guidance issued by the Federal Reserve Board.

Shareholders' Equity. KNBT's shareholders' equity totaled $397.9 million at March 31, 2004 compared to $389.1 million at December 31, 2003, an increase of $8.8 million or 2.3%. The increase in shareholders' equity was principally the result of net income of $4.1 million and an increase in accumulated other comprehensive income of $3.9 million related to an increase unrealized gains on investment securities available-for-sale. Also contributing to the increase in shareholders' equity was the allocation of 11,900 shares of KNBT common stock pursuant to the ESOP for a value of $209,000 and the issuance of 110,423 common shares upon the exercise of stock options for proceeds of $564,000. Regulatory capital ratios for KNBT and the Bank at March 31, 2004 and December 31, 2003 are shown in the following table.


CAPITAL RATIOS

------------------------------------------------------------------------------------------------------------------------------------
                                                                           Required               To Be Well Capitalized
                                                                         For Capital             Under Prompt Corrective
                                               Actual                  Adequacy Purposes             Action Provisions
                                      ------------------------     --------------------------   ------------------------------
(Dollars in Thousands)
  At March 31, 2004                   Amount            Ratio        Amount         Ratio        Amount          Ratio
----------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company                          $366,183           32.32%       $ 90,644        8.00%            N/A          N/A
    Bank                             $264,438           23.60%       $ 89,630        8.00%       $112,037        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company                          $357,183           31.52%       $ 45,322        4.00%            N/A          N/A
    Bank                             $255,438           22.80%       $ 44,815        4.00%       $ 67,222         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company                          $357,183           18.47%       $ 77,342        4.00%            N/A          N/A
    Bank                             $255,438           13.41%       $ 76,184        4.00%       $ 95,231         5.00%


------------------------------------------------------------------------------------------------------------------------------------
                                                                           Required               To Be Well Capitalized
                                                                         For Capital             Under Prompt Corrective
                                               Actual                  Adequacy Purposes             Action Provisions
                                      ------------------------     --------------------------   ------------------------------
(Dollars in Thousands)
  At December 31, 2003                Amount            Ratio        Amount         Ratio        Amount          Ratio
----------------------------------------------------------------------------------------------------------------------------------
Total Capital
(To Risk-Weighted Assets)
    Company                          $359,522           33.24%       $ 86,535        8.00%            N/A          N/A
    Bank                             $258,441           24.01%       $ 86,123        8.00%       $107,654        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company                          $351,612           32.51%       $ 43,268        4.00%            N/A          N/A
    Bank                             $250,499           23.27%       $ 43,062        4.00%       $ 64,593         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company                          $351,612           19.39%       $ 72,525        4.00%            N/A          N/A
    Bank                             $250,499           13.42%       $ 74,646        4.00%       $ 93,307         5.00%

----------------------------------------------------------------------------------------------------------------------------------


Liquidity. KNBT's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the Federal Home Loan Bank of Pittsburgh ("FHLB"), as an additional funding source. KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB borrowings in recent years as a cost efficient addition to deposits as a source of funds. The average balance of FHLB borrowings was $248.5 million and $103.0 million for the three months ended March 31, 2004 and December 31, 2003, respectively.

"GAP" Analysis. The following interest rate sensitivity "GAP" table sets forth the amounts of KNBT's interest-earning assets and interest-bearing liabilities outstanding at March 31, 2004, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2004, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 14% to 32%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 20%, 15% and 15%, respectively.



INTEREST RATE SENSITIVITY "GAP"

------------------------------------------------------------------------------------------------------------------------------------
                                                                        At March 31, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                               More than     More than     More than      More than
                                 3 Months       3 Months      6 Months       1 Year        3 Years       More than
                                  or Less     to 6 Months    to 1 Year     to 3 Years     to 5 Years      5 Years         Total
                                ------------  ------------- ------------- -------------  -------------  -------------  -------------
                                                                     (dollars in thousands)
Interest-earning assets (1):
    Deposits at other institutions  $   45,242    $     --      $     --      $     --       $     --       $     --      $   45,242
    Loans receivable (2)               368,778       112,963       160,356       208,511         51,907         17,711       920,226
    Investment securities, debt         36,848        39,403        96,736       247,337        165,615        262,454       848,393
    Investment securities, equity       10,237          --            --            --             --           24,054        34,291
                                    ----------    ----------    ----------    ----------     ----------     ----------    ----------
       Total interest-earning
          assets                    $  461,105    $  152,366    $  257,092    $  455,848     $  217,522     $  304,219    $1,848,152
                                    ==========    ==========    ==========    ==========     ==========     ==========    ==========
Cumulative total interest-
    earning assets                  $  461,105    $  613,471    $  870,563    $1,326,411     $1,543,933     $1,848,152    $1,848,152
                                    ==========    ==========    ==========    ==========     ==========     ==========    ==========
Interest-bearing
    liabilities:
    Savings deposits                $    8,935    $    8,935    $   17,870    $   67,012     $   67,011     $   53,607    $  223,370
    Interest-bearing
       checking deposits                 6,778         6,778        13,556        50,836         50,835         40,401       169,184
    Money market deposits               12,278        12,278        24,556        98,224         98,490           --         245,826
    Certificates of deposit             93,807        76,292       152,584       162,744         32,150         25,402       542,979
    FHLB advances and other
       borrowings                       59,023         4,068        20,686        87,594         93,066         87,960       352,397
                                    ----------    ----------    ----------    ----------     ----------     ----------    ----------
       Total interest-bearing
          liabilities               $  180,821    $  108,351    $  229,252    $  466,410     $  341,552     $  207,370    $1,533,756
                                    ==========    ==========    ==========    ==========     ==========     ==========    ==========
Cumulative total interest-
    bearing liabilities             $  180,821    $  289,172    $  518,424    $  984,834     $1,326,386     $1,533,756    $1,533,756
                                    ==========    ==========    ==========    ==========     ==========     ==========    ==========
Interest-earning assets
    less interest-bearing
    liabilities                     $  280,284    $   44,015    $   27,840    $  (10,562)    $ (124,030)    $   96,849    $  314,396
                                    ==========    ==========    ==========    ==========     ==========     ==========    ==========
Cumulative interest-rate
    sensitivity gap (3)             $  280,284    $  324,299    $  352,139    $  341,577     $  217,547     $  314,396
                                    ==========    ==========    ==========     ==========     ==========    ==========
Cumulative interest-rate
    gap as a percentage
    of total assets at
    March 31, 2004                      13.63%         15.76%       17.12%         16.60%         10.58%         15.28%
Cumulative interest-rate
    earning assets as a
    percentage of
    cumulative interest-
    bearing liabilities at
    March 31, 2004                     255.01%        212.15%      167.92%        134.68%        116.40%        120.50%

--------------------------------------------------------------------------------------------------------------------------------

(1)  Interest earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustment and contractual maturity.

(2)  For purposes of the "GAP" analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds and deferred loan fees.

(3)  Interest-rate sensitivity "GAP" represents the difference between net interest-earning assets and interest-bearing liabilities.



Comparison  of  Operating  Results for the Three Months Ended March 31, 2004 and
2003

General. KNBT's net income for the three months ended March 31, 2004 was $4.1 million compared to $2.9 million for the three months ended March 31, 2003, an increase of $1.2 million or 39.5%. Basic and diluted earnings per share for the first quarter of 2004 was $0.14. Per share data is not reported for the first quarter of 2003 as KNBT completed its initial public offering on October 31, 2003. Average basic and diluted shares outstanding during the first quarter of 2004 were 29,555,238 and 30,011,264, respectively. KNBT's increase in net income in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 was due to higher levels of net interest income and non-interest income in the 2004 period which was partially offset by increases in non-interest expenses and the provision for loan losses. The increase in net interest income primarily reflects increased interest income in the 2004 period due to a significant increase in the average balance of interest earning assets as a result of $196.2 million in net proceeds received in the Company's initial public offering, the acquisition of First Colonial and the investment of funds received from Federal Home Loan Bank advances as part of the Company's leverage strategy. The increases in non-interest income and non-interest expenses in the 2004 period also reflect in large part the Company's significantly increased operating base and product offerings as a result of the acquisition of First Colonial. At the time of acquisition, First Colonial had total assets of $666.9 million, including $272.3 million in net loans and $271.8 million in investment securities, and total deposits of $512.1 million.

Net Interest Income. KNBT's net interest income amounted to $15.5 million for the three months ended March 31, 2004 compared to $8.8 million for the three months ended March 31, 2003, an increase of $6.6 million or 75.1%. The major factors in the increases in both interest income and interest expense were the acquisition of First Colonial on October 31, 2003, the proceeds from KNBT's initial public offering on October 31, 2003 and an increase in the advances from the Federal Home Loan Bank. KNBT's total interest income was $22.4 million for the first quarter of 2004, an increase of $8.2 million or 58.1% from the $14.1 million earned in the first quarter of 2003. KNBT's average interest earning assets amounted to $1.8 billion for the first three months of 2004 as compared to $948.4 million for the first three months of 2003, an increase of $806.8 million or 85.1%. The total interest expense paid by KNBT on deposits and borrowings was $6.9 million and $5.3 million for the three-month period ended March 31, 2004 and 2003 respectively. This was an increase in total interest expense of $1.6 million or 29.6%. Average interest-bearing liabilities were $1.5 billion and $855.7 million for the first quarter of 2004 and 2003, respectively, an increase of $608.5 million or 71.1%. KNBT's net interest margin was 3.53% for the three months ended March 31, 2004 as compared to 3.73% for the three months ended March 31, 2003. On a tax equivalent basis the net interest margin was
3.68% and 3.85% for the three months ended March 31, 2004 and 2003, respectively. The net interest spread on a tax equivalent basis was 3.36% for the first quarter of 2004 and 3.61% for the first quarter of 2003. The lower interest margin and interest spread was the result of a general decline of interest rates during the past year with the average yield earned by KNBT on its interest-earning assets declining to a greater degree than the interest paid by KNBT on its interest-bearing liabilities.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table includes information adjusted to a tax equivalent basis for the Company's tax-exempt investment securities. The presentation on a tax-equivalent basis may be considered to include non-GAAP information. Management believes that it is a standard industry practice in the banking industry to present such information on a fully tax equivalent basis and that such information is useful to investors in making peer comparisons. The tax-exempt adjustments and comparable GAAP information also is included in the table.

For the Three Months Ended March 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                                 2004                                         2003
                                             -----------------------------------------    ------------------------------------------
                                                               Interest      Average                        Interest      Average
                                                Average         Income/      Yield/          Average         Income/       Yield/
                                                Balance         Expense       Rate           Balance         Expense        Rate
                                             -----------------------------------------    ------------------------------------------
Assets                                                                        (dollars in thousands)
Interest-Earning Assets
    Interest-Bearing Balances with Banks          $ 36,390          $ 142        1.56%          $ 54,776         $ 131         0.96%
    Investment Securities
       Taxable (1)                                 699,329          6,871        3.93            276,662         3,300         4.77
       Non-Taxable                                 116,178          1,886        6.49             47,391           871         7.35
    Loans Receivable (2) (3)                       911,362         14,104        6.19            572,478        10,133         7.08
    Allowance for Loan Losses                       (8,079)             -           -             (2,896)            -            -
                                             --------------   ------------                ---------------  ------------
    Net Loans                                      903,283         14,104        6.25            569,582        10,133         7.12
                                             --------------   ------------                ---------------  ------------
      Total Interest-Earning Assets              1,755,180         23,003        5.24            948,411        14,435         6.09
    Non-Interest Earning Assets                    224,006              -           -             55,543             -            -
                                             --------------   ------------                ---------------  ------------
      Total Assets,
        Interest Income                        $ 1,979,186         23,003                    $ 1,003,954        14,435
                                             ==============   ------------                ===============  ------------

Liabilities
Interest-Bearing Liabilities
    Interest-Bearing Deposits
      Demand Deposits                            $ 178,104             64        0.14           $ 85,801           113         0.53
      Money Market Deposits                        238,371            542        0.91            153,238           626         1.63
      Savings Deposits                             224,034            263        0.47            118,604           307         1.04
      Certificates of Deposit                      536,535          3,666        2.73            387,253         3,117         3.22
                                             --------------   ------------                ---------------  ------------
        Total Interest-Bearing Deposits          1,177,044          4,535        1.54            744,896         4,163         2.24

    Securities Sold Under Agreements
      to Repurchase                                 23,296             35        0.60              7,880            32         1.62
    FHLB Advances                                  248,470          2,124        3.42            102,962         1,108         4.30
    Subordinated Debentures                         15,464            181        4.68                  -             -            -
                                             --------------   ------------                ---------------
      Total Interest-Bearing Liabilitites        1,464,274          6,875        1.88            855,738         5,303         2.48

Non-Interest-Bearing Liabilities
    Non-Interest-Bearing Deposits                  115,925              -           -             34,416             -           -
    Other Liabilities                                5,594              -           -              5,657             -           -
                                             --------------   ------------                ---------------  ------------
      Total Liabilities                          1,585,793          6,875                        895,811         5,303
    Shareholders' Equity/
      Retained Earnings                            393,393              -           -            108,143             -           -
                                             --------------   ------------                ---------------  ------------
    Total Liabilities & Shareholders'
      Equity, Interest Expense                 $ 1,979,186          6,875                    $ 1,003,954         5,303
                                             ==============   ------------                ===============  ------------

Net Interest Income Tax Equivalent Basis                           16,128                                        9,132
                                                              ------------                                 ------------
    Net Interest Spread
      Tax Equivalent Basis (4)                                                  3.36%                                         3.61%
    Effect of Interest-Free Sources
      Used to Fund Earning Assets                                               0.32                                          0.24
                                                                            ----------                                   -----------

Net Interest Margin
    Tax Equivalent Basis (5)                                                    3.68%                                         3.85%

Tax-exempt Adjustment                                                 652                                          296
                                                              ------------                                 ------------

Net Interest Income and Margin                                    $15,476       3.53%                          $ 8,836        3.73%
                                                              ============  ==========                     ============  ===========

Average Interest-Earning Assets
    to Average Interest-Bearing Liabilities                                   119.87%                                       110.83%
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $652,000 and $296,000 for the for the three months ended March 31, 2004 and 2003, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.
(3) Loan (expenses) fees of $(34,000) and $122,000 for the three months ended March 31, 2004 and 2003, respectively, are included in interest income. Average loan balances include non-accruing loans of $2.1 million and $1.9 million, respectively and average loans held-for-sale of $3.3 million $9.0 million, respectively for the three months ended 2004 and 2003.
(4) Net interest spread is the arithmetic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(5) Tax equivalent net interest margin is computed by dividing tax equivalent net interest income by average interest-earning assets.


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

                                                               Three Months Ended March 31, 2004
                                                                           Compared To
                                                                Three Months Ended March 31, 2003
                                                           -------------------------------------------
                                                               Increase (Decrease)
                                                                      Due to
                                                           ----------------------------      Total
                                                                                           Increase
                                                               Rate          Volume       (Decrease)
                                                           ----------------------------  -------------
                                                             (dollars in thousands)
Interest income:
    Cash and cash equivalents                                      $ 55          $ (44)          $ 11
    Investment securities                                        (1,740)         6,326          4,586
    Loans receivable, net                                        (1,965)         5,936          3,971
                                                           -------------  -------------  -------------
        Total interest-earning assets                            (3,650)        12,218          8,568

Interest expense:
    Savings deposits                                               (317)           273            (44)
    Demand deposits                                                (171)           122            (49)
    Money market deposits                                          (432)           348            (84)
    Certificates of deposits                                       (652)         1,201            549
                                                           -------------  -------------  -------------
        Total interest-bearing deposits                          (1,572)         1,944            372

Securities sold under agreements
    to repurchase                                                   (60)            63              3
FHLB advances                                                      (550)         1,566          1,016
Subordinated borrowings                                               -            181            181
                                                           -------------  -------------  -------------
        Total interest-bearing liabilities                       (2,182)         3,754          1,572
                                                           -------------  -------------  -------------
Increase (decrease) in net
    interest income                                            $ (1,468)       $ 8,464        $ 6,996
                                                           =============  =============  =============

------------------------------------------------------------------------------------------------------


Provision for Loan Losses. KNBT made provisions for loan losses of $1.5 million for the three months ended March 31, 2004 as compared to $62,000 for the three months ended March 31, 2003. During the first quarter of 2004, KNBT's net loan charge-offs amounted to $410,000 as compared to $300,000 during the first quarter of 2003. KNBT's total non-performing loans amounted to $2.8 million, $2.1 million and $2.0 million at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. At March 31, 2004, KNBT's allowance for loan losses was $9.0 million or 0.98% of total loans receivable. At December 31, 2003, KNBT's allowance for loan losses was $7.9 million or 0.89% of total loans receivable.

Non-Interest Income. KNBT's total non-interest income amounted to $4.0 million for the three months ended March 31, 2004 compared to $2.2 million for the three months ended March 31, 2003, an increase of $1.8 million or 81.9%. This increase was principally the result of an increase in deposit service charges of $459,000 due primarily to a larger number of accounts added as a result of the acquisition of First Colonial, revenues from the Trust department acquired from First Colonial of $353,000, a $312,000 increase in earnings on bank owned life insurance due primarily to a full quarters earnings on the $30 million BOLI purchased in the fourth quarter of 2003, a gain of $298,000 on the sale of KNBT's credit card loans receivable, higher revenues from brokerage services of $73,000 and a $339,000 increase in other non-interest operating income of which $261,000 was the result of increased debit card and electronic banking fees due to an increased volume of transactions. These increases in non-interest income were offset in part by a $105,000 decrease in the gains on the sale of residential real estate loans and losses on the sale of investment securities available-for-sale of $8,000.

Non-Interest Expense. KNBT's non-interest expense was $12.5 million for the three months ended March 31, 2004 compared to $6.9 million for the three months ended March 31, 2003, an increase of $5.6 million or 81.1%. The primary reason for the increase in non-interest expense was higher salary and benefit costs, higher occupancy and equipment expenses, the amortization of intangible assets and increases in other expenses due principally to the acquisition of First Colonial. Compensation and benefit expenses for the first quarter of 2004 were $7.2 million as compared to $3.7 million for the same period in 2003. This was an increase of $3.5 million or 94.0%. At March 31, 2004, KNBT had 625 employees compared to 387 at March 31, 2003. The increase in employees was due primarily to the addition of 245 employees as a result of the merger with First Colonial. Net occupancy and equipment expense increased by $826,000 or 82.7% to $1.8 million for the first quarter of 2004 from $1.0 million in the first quarter of 2003. The principal factor in the higher occupancy expenses was the acquisition of First Colonial, which added 20 offices. Since March 31, 2003, KNBT has opened two branch offices and acquired a 47,000 square foot operations center. The amortization of intangible assets related to the First Colonial acquisition amounted to $547,000 for the three months ended March 31, 2004. Professional fees increase by $460,000 in the first quarter of 2004 to a total of $572,000 as compared to $112,000 for the first quarter of 2003. The increase in professional fees was due to increases in accounting, legal and consulting costs principally incurred in connection with the expansion and systems integration. All other non-interest expenses including advertising, data processing, supplies, postage, telephone and other miscellaneous expenses were $2.3 million and $2.1 million for the first quarter of 2004 and 2003, respectively. This increase of $256,000 or 12.4% was due primarily to the merger and systems integration costs.

Income Tax Expense. KNBT's income tax expense was $1.3 million for the three months ended March 31, 2004 compared to $1.1 million for the three months ended March 31, 2003. KNBT's effective Federal tax rate was 24.3% for the three months ended March 31, 2004 compared to 27.2% for the three months ended March 31, 2003. The principal factors in the lower effective tax rate was the increased investment in tax-free municipal securities and in BOLI.

ITEM 3.      Quantitative and Qualitative Discussion About Market Risk

For a discussion of KNBT's asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and interest rates see "Management's Discussion and Analysis of Financial Condition and Results of Operations" - "Market Risk" and "Interest Rate Sensitivity" in KNBT's annual report on Form 10-K for the year ended December 31, 2003. There have been no material changes in KNBT's assessment of its sensitivity to market risk since December 31, 2003.

ITEM 4.      Controls and Procedures

Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchanges Act of 1934) at March 31, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the same time period specified in the SEC's rules and regulations and are operating in an effective manner.

During the quarter ended March 31, 2004, the Company converted certain of its operating and accounting functions to a new data processing system. This has resulted in certain changes in the information gathering, collection and reporting functions. The Company has adjusted the internal controls appropriately and none of these changes, or any other changes during the quarter, have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting (as defined in Rules 13a - 15(f) or 15(d) - 15(f) under the Securities Exchange Act of 1934).

PART II  -      OTHER INFORMATION

ITEM 1.         Legal Proceedings

                There are no matters required to be reported under this item.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

                There are no matters required to be reported under this item.

ITEM 3.         Defaults Upon Senior Securities

                There are no matters required to be reported under this item.

ITEM 4.         Submission of Matters to a Vote of Security Holders

                There are no matters required to be reported under this item.

ITEM 5.         Other Information

                There are no matters required to be reported under this item.

ITEM 6.         Exhibits and Reports on Form 8-K

               (a)  List of exhibits: (filed herewith unless otherwise noted)

                  31.1 Section 302 Certification of the Chief Executive Officer
                  31.2 Section 302 Certification of the Chief Financial Officer
                  32.1 Certification Pursuant to 18 U.S.C. Section 1350 as
                       Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               (b)  Reports on Form 8-K

                   On January 14, 2003, the Registrant filed an amendment (Amendment No. 2) to its Current Report on Form 8-K, dated October 31, 2003, providing under Item 7 certain financial information.

                   On February 3, 2004, the Registrant filed a Current Report on Form 8-K, dated February 2, 2004, providing under Item 12, information with respect to the results of operations and financial conditions at and the for the year ended December 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      KNBT BANCORP, INC.


DATE:    May 17, 2004                 BY: /S/  Scott V. Fainor
       -----------------------            --------------------------------------
                                          Scott V. Fainor
                                          President and Chief Executive
Officer



DATE:    May 17, 2004                 BY: /S/  Eugene T. Sobol
       -----------------------            --------------------------------------
                                          Eugene T. Sobol
                                          Senior Executive Vice President
                                          Chief Operating Officer
                                          Chief Financial Officer