Form 10-Q
period 2004-06-30
KNBT BANCORP INC
filed 2004-08-16
CIK 1236964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                      ------------------------------------
         (Mark One)

     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________


                          Commission File No. 000-50426
             -----------------------------------------------------


                               KNBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

         Pennsylvania                             38-3681905
-------------------------------           ---------------------------
(State or Other Jurisdiction of                (I.R.S. Employer
Incorporation or Organization)                Identification No.)

        90 Highland Avenue, Bethlehem, PA                        18017
--------------------------------------------------------------------------------
     (Address of Principal Executive Office)                  (Zip Code)

Registrant's Telephone Number, Including Area Code:  610-861-5000

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

                                  YES _ NO __X

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of August 12, 2004, 30,579,727 shares of the Registrant's common stock were issued and outstanding.



                       KNBT BANCORP, INC. AND SUBSIDIARIES

                                      INDEX

PART 1  -  FINANCIAL INFORMATION                                                   PAGE NO.

     ITEM 1  -       Financial Statements

         Consolidated Balance Sheets                                                   2
         Consolidated Statements of Income                                             3
         Consolidated Statement of Changes in Shareholders' Equity                     4
         Consolidated Statements of Cash Flows                                         5
         Notes to Consolidated Financial Statements                                    6

     ITEM 2 -        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                    16

     ITEM 3  -       Quantitative and Qualitative Discussion About
                     Market Risk                                                      28

     ITEM 4 -        Controls and Procedures                                          28

PART II  -  OTHER INFORMATION

     ITEM 1  -       Legal Proceedings                                                29

     ITEM 2  -       Changes in Securities, Use of Proceeds and
                     Issuer Purchases of Equity Securities                            29

     ITEM 3  -       Defaults Upon Senior Securities                                  29

     ITEM 4  -       Submission of Matters to a Vote of Security Holders              30

     ITEM 5  -       Other Information                                                31

     ITEM 6  -       Exhibits and Reports on Form 8-K                                 31

SIGNATURES                                                                            32

CERTIFICATIONS                                                                        33



PART 1.  FINANCIAL INFORMATION
ITEM 1.   Financial Statements





KNBT BANCORP, INC. AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS
-----------------------------------------------------------------------------------------

                                                              June 30,     December 31,
(dollars in thousands)                                         2004            2003
-----------------------------------------------------------------------------------------
ASSETS                                                       (unaudited)
      Cash and Due From Banks                              $    43,582    $    53,555
      Interest-Bearing Deposits With Banks                      18,631         85,422
                                                           -----------    -----------
        Cash and Cash Equivalents                               62,213        138,977
      Investment Securities Available-for-Sale                 890,487        734,087
      Investment Securities Held to Maturity
        (Fair Value of $59,862 at June 30, 2004)                59,751           --
      Federal Home Loan Bank of Pittsburgh Stock                23,746         11,543
      Mortgage Loans Held-for-Sale                               1,532          4,677
      Loans                                                    976,070        890,076
      Less:  Allowance for Loan Losses                          (9,519)        (7,910)
                                                           -----------    -----------
        Net Loans                                              966,551        882,166
      Bank Owned Life Insurance                                 59,171         57,849
      Premises and Equipment, Net                               41,310         35,867
      Accrued Interest Receivable                                9,041          7,645
      Goodwill and Other Intangible Assets                      45,991         47,448
      Other Assets                                              24,895         21,714
                                                           -----------    -----------
        TOTAL ASSETS                                       $ 2,184,688    $ 1,941,973
                                                           ===========    ===========
LIABILITIES
      Non-Interest-Bearing Deposits                            124,456        117,270
      Interest-Bearing Deposits                              1,186,526      1,172,140
                                                           -----------    -----------
         Total Deposits                                    $ 1,310,982    $ 1,289,410
      Securities Sold Under Agreements to Repurchase            31,076         24,550
      Advances from the Federal Home Loan Bank                 433,428        207,153
      Guaranteed Preferred Beneficial Interest in the
         Company's Subordinated Debentures                        --           15,000
      Subordinated Debt                                         15,464           --
      Accrued Interest Payable                                   3,826          3,218
      Other Liabilities                                         13,690         13,562
                                                           -----------    -----------
        TOTAL LIABILITIES                                    1,808,466      1,552,893
                                                           -----------    -----------

SHAREHOLDERS' EQUITY
      Preferred Stock, no par
        Authorized:  20,000,000 shares                            --             --
      Common Stock, Par Value $0.01 a share                        297            295
        Authorized:  100,000,000 shares
        Issued and Outstanding:
          30,578,088 shares at June 30, 2004
          30,419,397 shares at Dec. 31, 2003
      Additional Paid-In Capital                               296,094        297,887
      Retained Earnings                                        107,512        100,570
      Unallocated Common Stock Held
        by Employee Stock Ownership Plan                       (15,582)       (15,987)
      Unearned Common Stock Held
        by Management Recognition and Retention Plan           (10,303)          --
      Accumulated Other Comprehensive (Loss) Income             (1,796)         6,315
      TOTAL SHAREHOLDERS' EQUITY                               376,222        389,080
                                                           -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $ 2,184,688    $ 1,941,973
                                                           ===========    ===========
-------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




KNBT BANCORP, INC.. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

------------------------------------------------------------------------------------    ---------------------
(Dollars in Thousands, except per share data)                    Three Months Ended        Six Months Ended
                                                                June 30,    June 30,     June 30,    June 30,
                                                                 2004        2003         2004        2003
------------------------------------------------------------------------------------    ---------------------
INTEREST INCOME                                                                 (unaudited)
     Loans, including fees                                     $ 14,479    $  9,526     $ 28,572    $ 19,659
     Investment Securities                                        8,580       4,005       16,696       7,943
     Other Interest                                                 136          47          278         115
                                                               --------    --------     --------    --------
         Total Interest Income                                   23,195      13,578       45,546      27,717
                                                               --------    --------     --------    --------

INTEREST EXPENSE
     Deposits                                                     4,357       3,809        8,892       7,972
     Securities sold under Agreements to Repurchase                  42          28           77          60
     Advances from the Federal Home Loan Bank                     2,740       1,154        4,864       2,262
     Subordinated Debt                                              179        --            360        --
                                                               --------    --------     --------    --------
         Total Interest Expense                                   7,318       4,991       14,193      10,294
                                                               --------    --------     --------    --------

NET INTEREST INCOME                                              15,877       8,587       31,353      17,423
Provision for Loan Losses                                           971         326        2,471         388
                                                               --------    --------     --------    --------

     Net Interest Income After Provision
        for Loan Losses                                          14,906       8,261       28,882      17,035
                                                               --------    --------     --------    --------

NON-INTEREST INCOME
     Trust Income                                                   372        --            725        --
     Brokerage Services Income                                      117         111          277         198
     Deposit Service Charges                                      1,009         933        2,320       1,785
     Bank Owned Life Insurance                                      655         342        1,322         697
     Net Gains on Sales of Investment Securities                     20           2           12           2
     Net Gains on Sales of Residential Mortgage Loans                12         376          171         640
     Net Gains on Sales of Credit Card Loans                       --          --            298        --
     Net Gains on Sale of Assets                                    213        --            213        --
     Net Gains ( Losses) on Sale of Other Real Estate Owned          25         (14)          69         (35)
     Non-Interest Operating Income                                1,015         651        1,998       1,295
                                                               --------    --------     --------    --------

         Total Non-Interest Income                                3,438       2,401        7,405       4,582
                                                               --------    --------     --------    --------

NON-INTEREST EXPENSES
     Compensation and Employee Benefits                           7,309       3,723       14,554       7,458
     Net Occupancy and Equipment Expense                          1,962         842        3,787       1,693
     Professional Fees                                              239         181          811         293
     Advertising                                                    340         209          493         516
     Data Processing                                                478         489        1,009         920
     Impairment of Mortgage Servicing Rights                        154        --            212        --
     Amortization of Intangible Assets                              546        --          1,093        --
     Other Operating Expenses                                     1,989       1,704        3,563       3,174
                                                               --------    --------     --------    --------

         Total Non-Interest Expenses                             13,017       7,148       25,522      14,054
                                                               --------    --------     --------    --------

Income Before Income Taxes                                        5,327       3,514       10,765       7,563
Income Taxes                                                      1,019         888        2,342       1,988
                                                               --------    --------     --------    --------

NET INCOME                                                     $  4,308    $  2,626     $  8,423    $  5,575
                                                               ========    ========     ========    ========

PER SHARE DATA
     Net Income - Basic                                        $   0.15         N/A     $   0.29         N/A
                                                               ========    ========     ========    ========
     Net Income - Diluted                                      $   0.15         N/A     $   0.28         N/A
                                                               ========    ========     ========    ========
     Cash Dividends Per Common Share                           $   0.05         N/A     $   0.05         N/A
                                                               ========    ========     ========    ========
------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.



KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Six Months Ended June 30, 2004 (Unaudited)
(dollars in thousands)



                                                                                                             Accumulated
                                                                                                                Other
                                                     Common  Additional           Unallocated    Unearned   Comprehensive
                                          Common     Stock    Paid In   Retained      ESOP     Compensation    Income
                                          Shares     Value    Capital   Earnings     Shares        MRP         (Loss)        Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2004                  29,479,275    $295  $297,887   $ 100,570    $ (15,987)                 $ 6,315   $ 389,080

Comprehensive Income
   Net Income                                                               8,423                                             8,423
   Other Comprehensive Loss Net of Taxes
      and Reclassification Adjustments                                                                           (8,111)     (8,111)
                                                                                                                        -----------
Total Comprehensive Income                                                                                                      312
Cash Dividends                                                             (1,481)                                           (1,481)
Purchase of Stock for Management
   Recognition and Retention Plan (MRRP)                      (13,281)                                                      (13,281)
Unallocated ESOP Shares Committed to
  Employees                                  23,801                (3)                     405                                  402
Shares Issued upon Exercise
   of Stock Options                         158,691       2       832                                                           834
Establishment of a Management
   Recognition and Retention Plan (MRRP)                       10,659                                (10,659)                     -
Amortization of compensation
   related to MRRP                                                                                       356                    356
                                         ------------------------------------------------------------------------------------------
Balance at June 30, 2004                 29,661,767    $297  $296,094   $ 107,512    $ (15,582)    $ (10,303)  $ (1,796)  $ 376,222
                                         ===========================================================================================

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.





KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------
                                                                                 Six Months Ended
                                                                        ------------------------------
                                                                             June 30,        June 30,
(Dollars in Thousands)                                                         2004            2003
------------------------------------------------------------------------------------------------------
                                                                                   (unaudited)
OPERATING ACTIVITIES:
  Net Income                                                                $   8,423     $   5,575
  Adjustments to Reconcile Net Income to Net Cash
     Provided by Operating Activities:
      Provision for Loan Losses                                                 2,471           388
      Depreciation and Amortization                                             2,758           795
      Compensation expense stock option plan                                        4          --
      Management Recognition and Retention Plan Expense                           356          --
      Amortization and Accretion of Security Premiums and Discounts, net        1,316         1,374
      (Gain) Loss on Sale of Other Real Estate Owned                              (69)           35
      Net Gain on Sales of Investment Securities                                  (12)           (2)
      Gain on Sale of Credit Card Portfolio                                      (298)         --
      Gain on Sale of Other Assets                                               (213)         --
      Gains on Sale of Mortgage Loans                                            (171)         (640)
      Mortgage Loans Originated for Sale                                      (15,135)       22,069
      Mortgage Loan Sales                                                      16,462       (22,928)
   Changes in Assets and Liabilities:
      Increase in Bank Owned Life Insurance                                    (1,322)         --
      Increase in Accrued Interest Receivable                                  (1,396)         (748)
      Decrease (Increase) in Other Assets                                       1,348          (790)
      Increase in Other Liabilities and Accrued Interest Payable                  732         3,352
                                                                            ---------     ---------
Net Cash Provided by Operating Activities                                      15,254         8,480
                                                                            ---------     ---------

INVESTING ACTIVITIES:
Proceeds from Calls and Maturities of Securities Available-for-Sale            91,115       118,303
Proceeds from Sales of Securities Available-for-Sale                              351         3,050
Purchase of Securities Available-for-Sale                                    (261,466)     (170,716)
Purchase of Securities Held-to-Maturity                                       (59,751)         --
Purchase of Stock of Federal Home Loan Bank of Pittsburgh                     (12,203)         (741)
Redemption of Stock of Federal Home Loan Bank of Pittsburgh                      --             233
Proceeds from the Sale of Credit Card Portfolio                                 1,831          --
Net Increase in Loans                                                         (85,994)      (24,636)
Purchase of Premises and Equipment                                             (7,100)       (6,701)
Proceeds from Sale of Other Assets                                                418          --
Proceeds from Sale of Other Real Estate Owned                                     336           337
                                                                            ---------     ---------
Net Cash Used in Investing Activities                                        (332,463)      (80,871)
                                                                            ---------     ---------

FINANCING ACTIVITIES:
Net Increase in Deposits                                                       21,572        42,853
Net Increase in Repurchase Agreements                                           6,526           362
Proceeds from Long-Term Debt                                                  262,562          --
Repayment of Long-Term Debt                                                   (36,287)       (5,500)
Proceeds from the Exercise of Stock Options                                       834          --
Purchase of Stock for the Management Recognition and Retention Plan           (13,281)         --
Cash Dividends Paid                                                            (1,481)         --
                                                                            ---------     ---------
Net Cash Provided by Financing Activities                                     240,445        37,715
                                                                            ---------     ---------

Increase in Cash and Cash Equivalents                                         (76,764)      (34,676)
Cash and Cash Equivalents, January 1,                                         138,977        86,293
                                                                            ---------     ---------
Cash and Cash Equivalents, June 30,                                         $  62,213     $  51,617
                                                                            =========     =========

Supplemental Disclosure of Cash Flow Information
   Cash Paid During the Period for
      Income Taxes                                                          $      22     $   2,095
                                                                            =========     =========

      Interest                                                              $  13,585     $  10,189
                                                                            =========     =========

Supplemental Disclosure of Non-cash Activities
      Mortgage Loan Securitizations                                         $    --       $  47,251
                                                                            =========     =========

      Reclassification of Loans Receivable to Other Real Estate Owned       $     152     $     337
                                                                            =========     =========
---------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements


                       KNBT BANCORP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------

                                   (unaudited)


NOTE A  -  BASIS OF PRESENTATION

KNBT Bancorp, Inc. ("KNBT" or the "Company") is a Pennsylvania corporation and registered bank holding company organized in 2003. KNBT's business consists primarily of being the parent holding company for Keystone Nazareth Bank & Trust Company, a Pennsylvania chartered savings bank. Keystone Nazareth Bank & Trust Company (the "Bank") is the stock-form successor to Keystone Savings Bank upon the mutual-to-stock conversion of Keystone Savings Bank, which was completed on October 31, 2003. Concurrently with the mutual-to-stock conversion, KNBT acquired, through a merger, First Colonial Group, Inc. ("First Colonial"), the parent bank holding company for Nazareth National Bank and Trust Company. At June 30, 2004, the Bank operates 41 banking offices with nineteen located in Northampton County, Pennsylvania, sixteen in Lehigh County, Pennsylvania, five in Monroe County, Pennsylvania and one in Carbon County, Pennsylvania. The Bank's office network includes fourteen full service in-store supermarket branch offices. The Bank has ATMs in all but one of its facilities and also maintains six off-site ATMs.

NOTE B  -  BASIS OF CONSOLIDATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended December 31, 2003, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results for the interim period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the banking industry. Certain amounts in prior years are reclassified for comparability to the current year's presentation. Such reclassifications, when applicable have no effect on net income. The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. References to the Company include the Bank unless otherwise noted.

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

In addition to the Bank, KNBT's subsidiaries include KNBT Inv. I, founded in December 2003, and two subsidiaries, acquired in October 2003 as a part of the acquisition of First Colonial, KNBT Inv. II and First Colonial Statutory Trust
I. The Bank has two wholly owned subsidiaries KLV, Inc., which is inactive, and KLVI, Inc. The Bank is the majority owner of Traditions Settlement Services, LLC.

NOTE C  -  CONVERSION AND ACQUISITION

The mutual-to-stock conversion of Keystone Savings Bank coincided with the completion of the initial public offering of KNBT Bancorp, Inc. KNBT sold approximately 20.2 million shares of its common stock for aggregate proceeds of $202.0 million to subscribers in its offering, contributed approximately 1.6 million shares of common stock to the Keystone Nazareth Charitable Foundation and issued, as discussed below, approximately 8.5 million shares to former shareholders of First Colonial in exchange for their First Colonial shares.

On October 31, 2003, KNBT and the Bank completed mergers with First Colonial and its subsidiary Nazareth National Bank and Trust Company, respectively. Under the terms of the merger agreement, which was the result of arms-length negotiation, each of the shares of First Colonial stock was exchanged for 3.7 shares of KNBT common stock for a total issuance of 8,545,855 shares of common stock. Based on management's assessment of the anticipated benefits of the acquisition, including enhanced market share and expansion of its banking franchise, KNBT entered into the merger agreement and proceeded with its acquisition of First Colonial. First Colonial stock options outstanding at the date of its acquisition were converted into 808,157 options to purchase KNBT common stock and were fully vested at the time of the merger. The transaction was accounted for under the purchase method of accounting. The acquisition resulted in the recording of approximately $45.9 million of goodwill and other intangible assets. KNBT's financial position and results of operations at and for the three and six months ended June 30, 2003 do not include First Colonial because the acquisition was not completed until October 31, 2003.

NOTE D  -  EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". Basic and diluted earnings per share for the three and six months ended June 30, 2004 were calculated as follows:



For the Three Months Ended June 30, 2004

                                                           Net           Average
                                                          Income         Shares       Per Share
                                                        (numerator)    (denominator)    Amount
                                                      ------------------------------------------
                                                            (dollars in thousands)
Basic Earnings Per Share
   Income Available to Common Shareholders               $      4,308     29,232,941    $   0.15

Effect of Dilutive Securities
   Stock Options                                                             412,754
   Management Recognition and Retention Plan                                   9,568
                                                                        ------------    --------
     Total Effect of Dilutive Securities                                     422,322    $     --

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                      $      4,308     29,655,263    $   0.15
                                                         ============   ============    ========


------------------------------------------------------------------------------------------------

For the Six Months Ended June 30, 2004

                                                           Net           Average
                                                          Income         Shares       Per Share
                                                        (numerator)    (denominator)    Amount
                                                      ------------------------------------------
                                                            (dollars in thousands)
Basic Earnings Per Share
   Income Available to Common Shareholders               $      8,423     29,394,090    $   0.29

Effect of Dilutive Securities
   Stock Options                                                             509,844
   Management Recognition and Retention Plan                                  28,533
                                                                        ------------    --------
     Total Effect of Dilutive Securities                                     538,377    $  (0.01)

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                      $      8,423     29,932,467    $   0.28
                                                         ============   ============    ========
------------------------------------------------------------------------------------------------




KNBT had 1,132,000 options that were outstanding for the period May 6, 2004 (date of grant) through June 30, 2004. These options were not included in the computation of diluted earnings per share for the three months ended June 30, 2004, because the option exercise price was greater than the average market price.

Common Stock outstanding at June 30, 2004 for basic earnings per share calculations does not include 916,321 unallocated shares held by the Employee Stock Ownership Plan ("ESOP").

Unearned Management Recognition and Retention Plan ("MRRP") and MRRP shares not committed to be released are not considered to be outstanding for basic earnings per share calculations. At June 30, 2004, unearned shares totaled 638,000 and uncommitted shares totaled 170,047.

Earnings per shares are presented only for the three and six-month periods ended June 30, 2004. KNBT had no shares outstanding in the first quarter of 2003, as KNBT did not complete its initial public offering until October 31, 2003.


NOTE E  -  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT's investment securities held-to-maturity and available-for-sale at June 30, 2004 (unaudited) and available-for-sale at December 31, 2003 are as follows:



                                                   Investment Securities
                                                  June 30, 2004 (unaudited)

--------------------------------------------------------------------------------------
                                                    Gross       Gross
                                       Amortized  unrealized  unrealized      Fair
                                          Cost      gains       losses       Value
                                       --------    --------    --------     --------

Held-to-Maturity:                                       (in thousands)
Obligations of states and political
  subdivisions                         $  5,517    $      7    $    (36)    $  5,488

Mortgaged-backed securities
  FNMA                                   27,394          62          (7)      27,449
  Other CMO's                            26,840          85        --         26,925
                                       --------    --------    --------     --------
   Total mortgage-backed                 54,234         147          (7)      54,374

Total Held-to-Maturity                 $ 59,751    $    154    $    (43)    $ 59,862
                                       ========    ========    ========     ========

------------------------------------------------------------------------------------

Available-for-sale:
U.S. Government and agencies           $143,652    $    629    $   (978)    $143,303
Obligations of states and political
  subdivisions                          106,582       1,944      (1,486)     107,040

Asset-managed funds                       4,904        --           (88)       4,816
Federated Liquid Cash Trust                  35        --          --             35
Mortgaged-backed securities
  GNMA                                    1,796           7         (21)       1,782
  FHLMC                                  95,512       1,155      (1,053)      95,614
  FNMA                                  325,541       1,619      (2,468)     324,692
  Other CMO's                           190,475         183      (2,480)     188,178
                                       --------    --------    --------     --------
   Total mortgage-backed                613,324       2,964      (6,022)     610,266
Corporate and other debt securities      11,045         307        --         11,352
Equity Securities                        13,673         380        (378)      13,675
                                       --------    --------    --------     --------
Total Available-for-Sale               $893,215    $  6,224    $ (8,952)    $890,487
                                       ========    ========    ========     ========

--------------------------------------------------------------------------------------




                                                        At December 31, 2003
                                           -----------------------------------------------
                                                          Gross        Gross
                                            Amortized   Unrealized   Unrealized    Fair
                                              Cost        Gains       Losses      Value
                                           -----------------------------------------------
Available-for-Sale:                                        (in thousands)
U. S. Government and agencies              $118,037    $  2,442    $    (99)    $120,380
Obligations of states and political
    subdivisions                            112,228       3,584        (157)     115,655

Mortgage-backed securities
    GNMA                                      2,124          14        --          2,138
    FHLMC                                    83,737       1,016        (768)      83,985
    FNMA                                    224,802       5,597      (2,861)     227,538
    Other CMOs                              150,645         628        (576)     150,697
                                           --------    --------    --------     --------
       Total Mortgage-backed securities     461,308       7,255      (4,205)     464,358
Corporate and other debt securities          15,068         569        --         15,637
ARM fund                                      4,939        --           (59)       4,880
Equity securities                            12,939         272         (34)      13,177
                                           --------    --------    --------     --------
Total Investment Securities                $724,519    $ 14,122    $ (4,554)    $734,087
                                           ========    ========    ========     ========

------------------------------------------------------------------------------------------



NOTE F  -  STOCK BASED COMPENSATION

Stock Option Plans
------------------

KNBT maintains the 2004 Stock Option Plan adopted by its stockholders at the 2004 annual meeting, as well as the stock option plans previously maintained by First Colonial acquired as a part of the acquisition of First Colonial in October 2003. KNBT's stock option plans are accounted for under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard contains a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for options, except as discussed below, in accordance with APB Opinion No. 25.

The Company accounts for stock-based compensation on awards granted pursuant to the former First Colonial option plans and to directors, officers and employees under KNBT's 2004 Stock Option Plan using the intrinsic value method, except as discussed below. Since each option granted had an exercise price per share equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost at date of grant has been recognized.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation. The results are not necessarily indicative of results that may be expected for the year ended December 31, 2004.





                                                       Six Months Ended
                                                        June 30, 2004
---------------------------------------------------------------------------
                                                    (dollars in thousands,
                                                    except per share data)
Net income
As reported                                                   $ 8,423

Add:  Stock-based employee compensation expense
included in reported net income, net
of related tax effets                                               4

Less:  Stock-based compensation cost determined
under fair value method for all awards, net
of related tax effects                                            (92)
                                                        --------------

Proforma                                                      $ 8,335
                                                        ==============

Earnings per share (Diluted)
As reported                                                      0.28
Proforma                                                         0.28

Earnings per share (Basic)
As reported                                                      0.29
Proforma                                                         0.28

---------------------------------------------------------------------------

The weighted average fair value of each option grant, of the 2004 Stock Option Plan, is $4.69. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions used for the Company's 2004 Stock Option Plan: dividend yield of 2.0%; expected volatility of 25.0%; weighted average risk-free interest rate of 3.91%; and weighted average expected life of 6.67 years.

In May 2004, the Company granted 22,500 options to purchase shares of the Company's common stock at $16.50 to KNBT's advisory directors. The Company will recognize compensation expense in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option is expensed over its vesting period. Compensation expense of $4,000 was recognized during the three and six months ended June 30, 2004 for options granted to advisory directors.

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment an Amendment of FASB Statements No. 123 and No 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees". KNBT is currently evaluating this proposed statement and its effects on its results of operations.

Management Recognition and Retention Plan
-----------------------------------------

The MRRP, which is a stock-based incentive plan, provides for 808,047 shares of the Company's common stock, subject to adjustment, which may be granted as restricted shares to the Company's directors, advisory directors, officers and employees. Shares awarded by the MRRP are earned by the participants at the rate of 20% per year. On May 6, 2004, 638,000 restricted shares had been awarded and 170,047 are available for future grants. Compensation expense for this plan is being recorded over the vested period or a 60-month period and is based on the market value of the Company's stock as of the date the awards were made. The Company, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders' equity. Expense under this plan for the three and six months ended June 30, 2004 was $355,300.

NOTE G - LOANS

A summary of KNBT's loans receivable at June 30, 2004 and December 31, 2003 is as follows:


--------------------------------------------------------------------------------

                                       June 30,    December 31,
                                        2004          2003
                                     ---------     ---------
                                    (unaudited)
                                           (in thousands)
Real Estate
     Residential                     $ 340,350     $ 346,221
     Construction                       99,182       112,684
     Commercial                        220,647       156,563
                                     ---------     ---------
        Total real estate              660,179       615,468

Consumer loans                         281,427       265,541
Commercial (non real estate)            43,586        38,978
States and political subdivisions        1,302         2,334
                                     ---------     ---------
        Total gross loans              986,494       922,321

Less:
     Mortgage loans held-for-sale       (1,532)       (4,677)
     Loans in process                   (8,561)      (27,099)
     Deferred fees (costs)                (331)         (469)
                                     ---------     ---------
        Total loans                    976,070       890,076

Less:  Allowance for loan losses        (9,519)       (7,910)
                                     ---------     ---------
        Total net loans              $ 966,551     $ 882,166
                                     =========     =========

--------------------------------------------------------------------------------

The following table shows the amounts of KNBT's non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at June 30, 2004 (unaudited) and December 31, 2003.




---------------------------------------------------------------------------------------

                                                              At June 30,  At December 31,
                                                                 2004           2003
                                                             -----------    --------------
                                                             (unaudited)
                                                                    (in thousands)

Non-accrual loans                                              $ 4,020          $ 1,720
Accruing loans 90 days or more past due                            654              405
                                                               -------          -------
    Total non-performing loans                                   4,674            2,125
                                                               -------          -------

Other real estate owned                                            201              173
                                                               -------          -------
    Total non-performing assets                                $ 4,875          $ 2,298
                                                               =======          =======

---------------------------------------------------------------------------------------

Total non-performing loans as a percentage of loans, net          0.48%            0.24%
Total non-performing loans as a percentage of total assets        0.21%            0.11%
Total non-performing assets as a percentage of total assets       0.22%            0.12%

---------------------------------------------------------------------------------------

Interest on non-accrual loans which would have been
  recorded at the original rate                                $    59          $    50
Interest on non-accrual loans that was reflected in income        --                 60
                                                               -------          -------
      Net (decrease) increase on interest income               $   (59)         $    10
                                                               =======          =======

---------------------------------------------------------------------------------------


KNBT's recorded investment in impaired loans was $844,000 at June 30, 2004 and $217,000 at December 31, 2003. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $111,000 at June 30, 2004 and $33,000 at December 31, 2003. The average impaired loan balance for the six months ended June 30, 2004 was $420,000. During the quarter ended June 30, 2004, we received principal payments of $11,000 on impaired loans, which payments are recognized on a cash basis. We recognized no income on impaired loans in the six-month period ended June 30, 2004. There were no principal payments and no income recognized on impaired loans in the second quarter of 2003.

The following table shows the activity in KNBT's allowance for loan losses during the periods indicated:



-------------------------------------------------------------------------------------------------------------------------
                                                           At or for the                        At or for the
                                                     Three Months Ended June 30,           Six Months Ended June 30,
                                                      2004                 2003            2004                 2003
                                                  -------------        -------------   -------------        -------------
                                                              (unaudited)                         (unaudited)
                                                             (in thousands)                      (in thousands)

Balance, beginning of period                           $ 9,000              $ 2,689         $ 7,910              $ 2,927
Provision charged to operations                            971                  326           2,471                  388
Loans charged-off                                         (566)                (212)         (1,058)                (524)
Recoveries of loans previously charged-off                 114                   11             196                   23
                                                  -------------        -------------   -------------        -------------

Balance, end of period                                 $ 9,519              $ 2,814         $ 9,519              $ 2,814
                                                  =============        =============   =============        =============

-------------------------------------------------------------------------------------------------------------------------


NOTE H -  RETIREMENT PLANS

1. Defined Benefit Plan. KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during plan years prior to October 2003. In October 2003, KNBT froze the future accrual of benefits under this plan. KNBT continues to contribute to this plan for benefits accrued prior to October 2003. KNBT's contribution to this plan in the six months ended June 30, 2004 was $131,000. During the six months ended June 30, 2003 the contribution to this plan amounted to $429,000. KNBT currently expects to contribute approximately $88,000 to this plan during the remainder of 2004.

2. Directors' Deferred Plan. KNBT, as a part of the merger with First Colonial, assumed, as of October 31, 2003, the First Colonial directors' deferred plan involving certain former directors of First Colonial. The plan requires defined annual payments over a fifteen-year period beginning at age 65. The net periodic defined benefit expense for the six months ended June 30, 2004 was as follows.


---------------------------------------------------------------------------
                                                      (dollars in thousands)
Service cost                                                     $ -
Interest cost                                                     13
Expected return on plan assets                                     -
Amortization of unrecognized net
   transition asset or obligation                                  -
Amortization of Unrecognized Prior Service Cost                    -
Amortization of Unrecognized Net Gain or Loss                      -
                                                         ------------

Total Net Periodic Pension Cost for the Quarter                 $ 13
                                                         ============

---------------------------------------------------------------------------

     KNBT currently expects to contribute a total of approximately $22,000 to this plan in the year ended December 31, 2004. We are currently evaluating the impact on the Company of the Pension Funding Equity Act enacted in April 2004 on our projected funding.

NOTE I - VARIABLE INTEREST ENTITY

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

KNBT adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, KNBT no longer consolidates Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if KNBT has the right to a majority of Trust I's expected residual returns. The deconsolidation resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and June 30, 2004 and the corresponding increase in outstanding debt of $464,000. In addition, the income received on KNBT's common stock investment is included in other income. The adoption of FIN 46(R) had no material impact on the financial position or results of operation. The banking regulatory agencies have issued no guidance that would change the regulatory capital treatment for the trust-preferred securities issued by Trust I based on the adoption of FIN 46(R). The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by KNBT as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2007; however, a three-year transition period starting now and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier I Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

The Securities and Exchange Commission recently released Staff Accounting Bulletin ("SAB") 105, Application of Accounting Principles to Loan Commitments. SAB 105 provides guidance regarding the measurement of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 had no material effect on KNBT's consolidated financial statements.

In November 2003, the Emerging Issues Task Force (EITF) of the FASB issued EITF Abstract 03-1, The meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124, EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Company is in the process of determining the impact that this EITF will have on its financial statements.

NOTE K - RECLASSIFICATIONS

Certain reclassifications of prior years' amounts have been made to conform to the June 30, 2004 presentation.

ITEM 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations



CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

In addition to historical information, this Quarterly Report on Form 10-Q includes certain "forward-looking statements," as defined in the Securities Act of 1933 and the Securities Exchange Act of 1934, based on current management expectations. KNBT's actual results could differ materially from those management expectations. Such forward-looking statements include statements regarding KNBT's intentions, beliefs or current expectations as well as the assumptions on which such statements are based. Stockholders and potential stockholders are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those contemplated by such forward-looking statements. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or composition of KNBT's loan and investment portfolios, changes in accounting principles, policies or guidelines and other economic, competitive, governmental and technological factors affecting KNBT's operations, markets, products, services and fees. KNBT undertakes no obligation to update or revise any forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time.


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

KNBT considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb all known and inherent losses in the loan portfolio, which are both probable and reasonably estimable. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

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

Comparison of Financial Condition as of June 30, 2004 and December 31, 2003

Assets. KNBT's total assets were $2.2 billion at June 30, 2004 as compared to $1.9 billion at December 31, 2003, an increase of $242.7 million or 12.5%. The increase in assets was principally due to increases in investment securities, loans receivable, Federal Home Loan Bank stock and premises and equipment. These increases were offset in part by a reduction in cash and cash equivalents and an increase in the allowance for loan losses. During the first six months of 2004, KNBT's investment securities increased $216.2 million or 29.4% to $950.2 million at June 30, 2004 compared to $734.1 million at December 31, 2003. The primary source of funds used for the increase in investment securities were additional advances from the Federal Home Loan Bank of Pittsburgh ("FHLB"). KNBT's total loans receivable were $976.1 million at June 30, 2004, an increase of $86.0 million or 9.7% over the December 31, 2003 total of $890.1 million. The growth in loans receivable was principally due to a $64.1 million or 40.9% increase in commercial real estate loans, a $4.6 million or 11.8% in other commercial loans and a $15.9 million or 6.0% increase in consumer loans. These loan increases were offset in part by a $5.9 million or 1.7% decrease in single-family residential mortgage loans. The decrease in single-family residential mortgage loans was a result of a $16.5 million sale of these loans during the six- month period ended June 30, 2004, customer repayments and a reduced level of new mortgage loans because of rising interest rates. Construction loans decreased $13.5 million or 12.0% during the six months ended June 30, 2004. We believe that rising interest rates reduced the level of activity in this category. During the first quarter of 2004, KNBT sold $1.8 million of its credit card portfolio for a gain of $298,000. These credit card loans were sold because of the relatively low volume and high administrative costs. KNBT will continue to offer credit cards to its customers through a third party provider and will receive fee income through this arrangement. KNBT's investment in the stock of the FHLB was $23.7 million at June 30, 2004 as compared to $11.5 million at December 31, 2003. This was an increase of $12.2 million or 105.7% for the period. Net premises and equipment increased by $5.4 million or 15.2% to $41.3 million at June 30, 2004 compared to $35.9 million at December 31, 2003 principally as a result of the purchase of new computer equipment and the cost of renovations to the Company's headquarters and operations buildings. At June 30, 2004, such renovations were substantially complete. KNBT's cash and cash equivalents were $62.2 million at June 30, 2004 as compared to $139.0 million at December 31, 2003. This decrease of $76.8 million or 55.2% was principally the result of the investment of these funds in investment securities and loans receivable.

Allowance for Loan Losses. KNBT's allowance for loan losses increased $1.6 million or 20.3% during the first six months of 2004. The allowance for loan losses was $9.5 million and $7.9 million at June 30, 2004 and December 31, 2003, respectively. The increase in the allowance for loan losses was based upon management's analysis of the inherent loss in the loan portfolio. The allowance for loan losses is established through a provision for loan losses. KNBT maintains the allowance at a level believed to the best of management's knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews all loans that are delinquent 60 days or more on a monthly basis, and performs regular reviews of the allowance no less than quarterly in order to identify those inherent losses and assess the overall collection probability for the loan portfolio. Such reviews consist of a quantitative analysis by loan category, using historical loss experience and consideration of a series of qualitative loss factors. KNBT's evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of its loans, the value of collateral securing the loan, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, in establishing the allowance for loan losses, management considers a ten point internal rating system for all loans originated by the Commercial Lending department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management's judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. KNBT's allowance for loan losses was 0.98% and 0.89% of total loans receivable at June 30, 2004 and December 31, 2003, respectively. See "Comparison of Operating Results for the six months ended June 30, 2004 and 2003 - Provision for Loan Losses."

Liabilities. KNBT's total liabilities amounted to $1.8 billion at June 30, 2004, an increase of $255.6 million or 16.5% compared to total liabilities at December 31, 2003 of $1.6 billion. The increase in liabilities was principally due to a $226.3 million or 109.2% increase in advances from the FHLB during the first half of 2004. These advances totaled $433.4 million and $207.2 million at June 30, 2004 and December 31, 2003, respectively. KNBT's deposits increased $21.6 million or 1.7% during the six-month period ended June 30, 2004. Deposits totaled $1.3 billion at both June 30, 2004 and December 31, 2003. At March 31, 2004, KNBT adopted FIN 46(R) and, as a result, KNBT deconsolidated Trust I. The $15.5 million of debentures issued by KNBT to Trust I were reflected as other debt in the June 30, 2004 consolidated balance sheet. KNBT's investment in the Trust in the amount of $464,000 was included in other assets in the consolidated balance sheet of KNBT at June 30, 2004. At December 31, 2003 Trust I was a consolidated subsidiary and was included in liabilities in the consolidated balance sheet as "Guaranteed preferred beneficial interest in the Company's subordinated debentures" and the common stock and the debentures of Trust I along with the related income effects were eliminated in the consolidated financial statements. The debentures issued to Trust I, less the common stock of Trust I, or $15.0 million at June 30, 2004 continue to qualify as Tier I capital under current guidance issued by the Federal Reserve Board.

Shareholders' Equity. Shareholders' equity totaled $376.2 million at June 30, 2004 compared to $389.1 million at December 31, 2003, a decrease of $12.9 million or 3.3%. The decrease in shareholders' equity was principally the result of the purchase of 808,047 shares of the Company's stock to fund the shareholder approved 2004 Management Recognition and Retention Plan (MRRP) at an average cost of $16.44 per share. KNBT also declared and paid its first cash dividend of $.05 per share during the quarter ended June 30, 2004. This resulted in a decrease in retained earnings of $1.5 million. Another factor contributing to the decrease in shareholders' equity was a decrease in accumulated other comprehensive income of $8.1 million relating to a decrease in unrealized gains on investment securities available-for-sale. We had $8.4 million in net income for the six months ended June 30, 2004 that partially offset the impact of the funding of the MRRP.

KNBT committed to release 23,801 shares of the Company's common stock during the six months ended June 30, 2004 pursuant to the ESOP for a value of $402,000 and issued 158,691 common shares upon the exercise of stock options for proceeds of $834,000. Regulatory capital ratios for KNBT and the Bank at June 30, 2004 and December 31, 2003 are shown in the following tables.




CAPITAL RATIOS

-------------------------------------------------------------------------------------------------------------------------------
                                                                        Required                      To Be Well Capitalized
                                                                       For Capital                    Under Prompt Corrective
                                                  Actual               Adequacy Purposes              Action Provisions
                                       ----------------------------  ---------------------------  -----------------------------
(Dollars in Thousands)
  At June 30, 2004                         Amount        Ratio          Amount        Ratio           Amount         Ratio
-------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company                                 $ 357,950       29.96%        $ 95,587        8.00%              N/A            N/A
    Bank                                    $ 253,473       21.41%        $ 94,702        8.00%        $ 118,377         10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company                                 $ 348,431       29.16%        $ 47,794        4.00%              N/A            N/A
    Bank                                    $ 243,954       20.61%        $ 47,351        4.00%         $ 71,026          6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company                                 $ 348,431       17.21%        $ 81,005        4.00%              N/A            N/A
    Bank                                    $ 243,954       12.54%        $ 77,829        4.00%         $ 97,287          5.00%

-------------------------------------------------------------------------------------------------------------------------------
                                                                       Required                      To Be Well Capitalized
                                                                      For Capital                    Under Prompt Corrective
                                                  Actual              Adequacy Purposes               Action Provisions
                                       ----------------------------  ---------------------------  -----------------------------
(Dollars in Thousands)
  At December 31, 2003                     Amount        Ratio          Amount        Ratio           Amount         Ratio
-------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company                                 $ 359,522       33.24%        $ 86,535        8.00%              N/A            N/A
    Bank                                    $ 258,441       24.01%        $ 86,123        8.00%        $ 107,654         10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company                                 $ 351,612       32.51%        $ 43,268        4.00%              N/A            N/A
    Bank                                    $ 250,499       23.27%        $ 43,062        4.00%         $ 64,593          6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company                                 $ 351,612       19.39%        $ 72,525        4.00%              N/A            N/A
    Bank                                    $ 250,499       13.42%        $ 74,646        4.00%         $ 93,307          5.00%

-------------------------------------------------------------------------------------------------------------------------------


Liquidity. KNBT's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source. KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB borrowings in recent years as a cost efficient addition to deposits as a source of funds. The average balance of FHLB borrowings was $288.5 million and $104.6 million for the six months ended June 30, 2004 and June 30, 2003, respectively.

"GAP" Analysis. The following interest rate sensitivity "GAP" table sets forth the amounts of KNBT's interest-earning assets and interest-bearing liabilities outstanding at June 30, 2004, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2004, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 14% to 32%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 38%, 8% and 3%, respectively.



INTEREST RATE SENSITIVITY "GAP"

------------------------------------------------------------------------------------------------------------------------------------
                                                                         At June 30, 2004
------------------------------------------------------------------------------------------------------------------------------------
                                                More than     More than      More than      More than
                                  3 Months       3 Months      6 Months        1 Year        3 Years       More than
                                   or Less     to 6 Months    to 1 Year      to 3 Years     to 5 Years      5 Years         Total
                                 ------------  ------------- -------------  -------------  -------------  -------------  -----------
                                                                       (dollars in thousands)
Interest-earning assets (1):
    Deposits at other institutions $   18,631  $     --      $     --        $     --       $     --       $     --       $   18,631
    Loans receivable (2)              162,921      42,349        77,276         209,147        244,777        250,024        986,494
    Investment securities, debt        27,979      36,856        56,042         288,609        215,766        311,311        936,563
    Investment securities, equity        --          --            --              --             --           37,421         37,421
                                   ----------  ----------    ----------      ----------     ----------     ----------     ----------
       Total interest-earning
          assets                   $  209,531  $   79,205    $  133,318      $  497,756     $  460,543     $  598,756     $1,979,109
                                   ==========  ==========    ==========      ==========     ==========     ==========     ==========
Cumulative total interest-
    earning assets                 $  209,531  $  288,736    $  422,054      $  919,810     $1,380,353     $1,979,109     $1,979,109
                                   ==========  ==========    ==========      ==========     ==========     ==========     ==========
Interest-bearing
    liabilities:
    Savings deposits               $     --    $    8,910    $    8,910      $   11,880     $   14,850     $  178,204     $  222,754
    Interest-bearing
       checking deposits                 --          --            --             6,860          3,430        161,216        171,506
    Money market deposits              33,843      39,049        26,033          34,711         17,355        109,338        260,329
    Certificates of deposit            94,515      70,662       141,323         179,640         25,486         20,311        531,937
    FHLB advances and other
       borrowings                      42,708      15,632        38,314         153,858        137,059         92,397        479,968
                                   ----------  ----------    ----------      ----------     ----------     ----------     ----------
       Total interest-bearing
          liabilities              $  171,066  $  134,253    $  214,580      $  386,949     $  198,180     $  561,466     $1,666,494
                                   ==========  ==========    ==========      ==========     ==========     ==========     ==========
Cumulative total interest-
    bearing liabilities            $  171,066  $  305,319    $  519,899      $  906,848     $1,105,028     $1,666,494     $1,666,494
                                   ==========  ==========    ==========      ==========     ==========     ==========     ==========
Interest-earning assets
    less interest-bearing
    liabilities                    $   38,465  $  (55,048)   $  (81,262)     $  110,807     $  262,363     $   37,290     $  312,615
                                   ==========  ==========    ==========      ==========     ==========     ==========     ==========
Cumulative interest-rate
    sensitivity gap (3)            $   38,465  $  (16,583)   $  (97,845)     $   12,962     $  275,325     $  312,615
                                   ==========  ==========    ==========      ==========     ==========     ==========
Cumulative interest-rate
    gap as a percentage
    of total assets at
    June 30, 2004                        1.76%      -0.76%        -4.48%           0.59%         12.60%         14.31%
Cumulative interest
    earning assets as a
    percentage of
    cumulative interest-
    bearing liabilities at
    June 30, 2004                      122.49%      94.57%        81.18%         101.43%        124.92%        118.76%

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


Comparison of Operating Results for the Three and Six Months Ended June 30, 2004 and 2003

General. KNBT's net income increased by $1.7 million, or 64.1% to $4.3 million for the three months ended June 30, 2004 compared to $2.6 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, net income increased $2.8 million, or 51.1% to $8.4 million compared to $5.6 million for the same period in 2003. Net income increased during 2004 due to higher levels of net interest income and non-interest income. This increase was partially offset by increases in non-interest expenses and the provision for loan loss. The increase in net interest income primarily reflects increased interest income in the 2004 periods due to a significant increase in the average balance of interest-earning assets as a result of the use of $196.2 million in net proceeds received in the Company's initial public offering in October 2003, the acquisition of First Colonial, also in October 2003 and the investment of funds received from Federal Home Loan Bank advances as part of the our leverage strategy. At the time of acquisition, First Colonial had total assets of $666.9 million. Including $272.3 million in net loans and $271.8 million in investment securities, and total deposits of $512.1 million.

Net Interest Income. KNBT`s net interest income for the three months ended June 30, 2004 was $15.9 million, a $7.3 million, or 84.9% increase when compared to $8.6 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, net interest income was $31.4 million, a $13.9 million or 80.0% increase when compared to $17.4 million for the six months ended June 30, 2003. The major factors in the increases in both interest income and interest expense were the increased average balances of interest-earning assets and interest-bearing liabilities due to the acquisition of First Colonial on October 31, 2003, the use of proceeds from KNBT's initial public offering, on October 31, 2003 and an increase in FHLB advances which were used to fund the increase in the investment portfolio. KNBT's average interest earning assets totaled $1.9 billion for the three months ended June 30, 2004 as compared to $973.9 million for the three months ended June 30, 2003. Average interest earning assets for the six-month period ended June 30, 2004 were $1.8 billion as compared to $966.2 million for the six-month period ended June 30, 2003. Total interest income was $23.2 million for the second quarter of 2004, a $9.6 million or 70.8% increase when compared to the $13.6 million in total interest income during the second quarter of 2003. For the six months ended June 30, 2004, total interest income was $45.5 million, a $17.8 million or 64.3% increase when compared to the same period in 2003. Average interest- bearing liabilities were $1.6 billion for the three months ended June 2004 compared to $876.0 million for the three months ended June 30, 2004. For the six months ended June 30, 2004 and 2003, average interest-bearing liabilities were $1.5 billion and $865.9 million, respectively. Total interest expense was $7.3 million for the second quarter of 2004, a $2.3 million or 46.6% increase when compared to the $5.0 million in total interest expense during the second quarter of 2003. For the six months ended June 30, 2004, total interest expense was $14.2 million, a $3.9 million or 37.9% increase when compared to the same period in 2003. Our net interest margin on a tax equivalent basis was 3.56% and 3.62% for the three and six months, respectively, ended June 30, 2004 compared to 3.66% and 3.73% for the prior year comparable periods. Net interest spread on a tax equivalent basis was 3.26% and 3.31% for the three and six months, respectively, ended June 30, 2004 versus 3.43% and 3.49% for the prior year comparable period. The lower interest margin and interest spread in the 2004 periods was the result of the decline of interest rates during the past year with the average yield earned on our interest-earning assets declining to a greater degree than the average interest we paid our interest-bearing liabilities.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table includes information adjusted to a tax equivalent basis for the Company's tax-exempt investment securities. The presentation on a tax-equivalent basis may be considered to include non-GAAP information. Management believes that it is a common industry practice in the banking industry to present such information on a fully tax equivalent basis and that such information is useful to investors in making peer comparisons. The tax-exempt adjustments and comparable GAAP information also is included in the table.



------------------------------------------------------------------------------------------------------------------------------------
Consolidated Comparative Statement Analysis
(Dollars in Thousands) For the Three Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                               2004                                           2003
                                            --------------------------------------------  ------------------------------------------
                                                           Interest         Average                       Interest        Average
                                              Average       Income/         Yield/          Average       Income/         Yield/
                                              Balance       Expense          Rate           Balance       Expense          Rate
                                            --------------------------------------------  ------------------------------------------
Assets
Interest-Earning Assets
  Interest-Bearing Balances with Banks         $ 31,649         $ 136        1.72%            $ 45,347         $ 110       0.97%
  Investment Securities
     Taxable (1)                                768,551         7,393        3.85%             335,393         3,334       3.98%
     Non-Taxable (2)                            110,002         1,798        6.54%              52,389           921       7.03%
   Loans Receivable (2) (3)                     951,846        14,488        6.09%             543,492         9,526       7.01%
   Allowance for Loan Losses                     (9,124)            -           -               (2,672)            -           -
                                            ------------  ------------                    ------------- -------------
   Net Loans                                    942,722        14,730        6.25%             540,820         9,526       7.05%
                                            ------------  ------------                    ------------- -------------
     Total Interest-Earning Assets            1,852,924        23,815        5.14%             973,949        13,891       5.71%
   Non-Interest-Earning Assets                  217,296             -           -               68,686             -           -
                                            ------------  ------------                    ------------- -------------
        Total Assets,
          Interest Income                   $ 2,070,220        23,815                      $ 1,042,635        13,891
                                            ------------  ------------                    ------------- -------------

Liabilities
Interest-Bearing Liabilities
   Interest-Bearing Deposits
      Demand Deposits                         $ 171,152          $ 68        0.16%            $ 91,649          $ 67       0.29%
      Money Market Deposits                     254,073           570        0.90%             160,210           528       1.32%
      Savings Deposits                          226,276           273        0.48%             125,966           289       0.92%
      Certificates of Deposit                   533,766         3,446        2.58%             383,109         2,925       3.05%
                                            ------------  ------------                    ------------- -------------
        Total interest-Bearing Deposits       1,185,267         4,357        1.47%             760,934         3,809       2.00%

   Securities Sold Under Agreements
      to Repurchase                              24,127            42        0.70%               8,813            27       1.23%
   FHLB Advances                                328,562         2,740        3.34%             106,290         1,155       4.35%
   Other Debt                                    15,464           179        4.63%                   -             -
                                            ------------  ------------                    ------------- -------------
        Total Interest-Bearing Liabilities    1,553,420         7,318        1.88%             876,037         4,991       2.28%

Non-Interest-Bearing Liabilities
   Non-Interest-Bearing Deposits                117,570             -           -               40,538             -           -
   Other Liabilities                             12,964             -           -                9,045             -           -
                                            ------------  ------------                    ------------- -------------
      Total Liabilities                       1,683,954         7,318                          925,620         4,991
   Shareholders' Equity /
      Retained Earnings                         386,266             -           -              117,015             -           -
                                            ------------  ------------                    ------------- -------------
   Total Liabilities and Shareholders'
      Equity, Interest Expense              $ 2,070,220         7,318                      $ 1,042,635         4,991
                                            ------------  ------------                    ------------- -------------

Net Interest Income Tax Equivalent Basis                     $ 16,497                                        $ 8,900
                                                          ------------                                  -------------
   Net Interest Spread (4)
     Tax Equivalent Basis                                                    3.26%                                         3.43%
   Effect of Interest-Free Sources
      Used to Fund Earning Assets                                            0.30%                                         0.23%
                                                                        ----------------                              --------------

Net Interest Marginn (5)
     Tax Equivalent Basis                                                    3.56%                                         3.66%
                                                                        ----------------                              --------------

Tax-Exempt Adjustment                                             620                                            313
                                                          ------------                                  -------------

Net Interest Income and Margin                               $ 15,877        3.43%                           $ 8,587       3.53%
                                                          ============  ================                ============= ==============

Average Interest-Earning Assets
      to Average Interest-Bearing Liabilities                               119.28%                                       111.18%
                                                                        ----------------                              --------------

------------------------------------------------------------------------------------------------------------------------------------

     (1)  Includes Federal Home Loan Bank stock.
     (2)  The indicated  interest  income and average  yields are presented on a taxable equivalent basis. The taxable equivalent  adjustments included above are  $620,000  and  $313,000 for the three months ended June 30,
          2004 and June 30, 2003, respectively.  The effective tax rate used for the taxable equivalent adjustment was 34%.
     (3)  Loan fees of $741,000 and $507,000 for the three months ended June 30,
          2004 and June 30, 2003, respectively, are included in interest income.
          Average loan balances  include  non-accruing  loans of $3,351,000  and
          $1,117,000   and  average  loans   held-for-sale   of  $3,735,000  and
          $4,076,000 for the three months ended June 30, 2004 and June 30, 2003, respectively.
     (4)  Net interest  spread is the  arithmatic  difference  between  yield on
          interest-earning   assets  and  the  rate  paid  on   interest-bearing
          liabilities.
     (5)  Net interest  margin is computed by dividing  net  interest  income by average interest-earning assets.




------------------------------------------------------------------------------------------------------------------------------------
Consolidated Comparative Statement Analysis
(Dollars in Thousands) For the Six Months Ended June 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                 2004                                          2003
                                                 ----------------------------------------     --------------------------------------
                                                                Interest       Average                        Interest      Average
                                                   Average       Income/       Yield/           Average       Income/        Yield/
                                                   Balance       Expense        Rate            Balance       Expense         Rate
                                                 ----------------------------------------     --------------------------------------
Assets
Interest-Earning Assets
  Interest-Bearing Balances with Banks              $ 34,020         $ 278      1.63%             $ 50,062         $ 243     0.97%
  Investment Securities
     Taxable (1)                                     735,237        14,264      3.88%              308,092         6,632     4.31%
     Non-Taxable (2)                                 111,793         3,685      6.59%               49,890         1,792     7.19%
   Loans Receivable (2) (3)                          931,605        28,591      6.14%              560,913        19,659     7.01%
   Allowance for Loan Losses                          (8,601)            -         -                (2,784)            -        -
                                                 ------------  ------------                   ------------- -------------
   Net Loans                                         923,004        28,833      6.20%              558,129        19,659     7.04%
                                                 ------------  ------------                   ------------- -------------
     Total Interest-Earning Assets                 1,804,054        46,818      5.19%              966,173        28,326     5.86%
   Non-Interest-Earning Assets                       220,661             -         -                59,460             -        -
                                                 ------------  ------------                   ------------- -------------
        Total Assets,
          Interest Income                        $ 2,024,715        46,818                     $ 1,025,633        28,326
                                                 ------------  ------------                   ------------- -------------
Liabilities
Interest-Bearing Liabilities
   Interest-Bearing Deposits
      Demand Deposits                              $ 174,626         $ 132      0.15%             $ 88,725         $ 179     0.40%
      Money Market Deposits                          246,224         1,112      0.90%              156,724         1,154     1.47%
      Savings Deposits                               225,155           536      0.48%              122,285           595     0.97%
      Certificates of Deposit                        535,151         7,112      2.66%              385,181         6,044     3.14%
                                                 ------------  ------------                   ------------- -------------
        Total interest-Bearing Deposits            1,181,156         8,892      1.51%              752,915         7,972     2.12%

   Securities Sold Under Agreements
      to Repurchase                                   23,712            77      0.65%                8,346            59     1.41%
   FHLB Advances                                     288,516         4,864      3.37%              104,626         2,263     4.33%
   Other Debt                                         15,464           360      4.66%                    -             -
                                                 ------------  ------------                   ------------- -------------
        Total Interest-Bearing Liabilities         1,508,848        14,193      1.88%              865,887        10,294     2.38%

Non-Interest-Bearing Liabilities
   Non-Interest-Bearing Deposits                     116,748             -         -                37,477             -        -
   Other Liabilities                                   9,287             -         -                 7,352             -        -
                                                 ------------  ------------                   ------------- -------------
      Total Liabilities                            1,634,883        14,193                         910,716        10,294
   Shareholders' Equity /
      Retained Earnings                              389,832             -         -               114,917             -        -
                                                 ------------  ------------                   ------------- -------------
   Total Liabilities and Shareholders'
      Equity, Interest Expense                   $ 2,024,715        14,193                     $ 1,025,633        10,294
                                                 ------------  ------------                   ------------- -------------

Net Interest Income Tax Equivalent Basis                          $ 32,625                                      $ 18,032
                                                               ------------                                 -------------
   Net Interest Spread (4)
     Tax Equivalent Basis                                                       3.31%                                        3.49%
   Effect of Interest-Free Sources
      Used to Fund Earning Assets                                               3.10%                                        2.50%
                                                                             ------------                                 ----------

Net Interest Margin (5)
     Tax Equivalent Basis                                                       3.62%                                        3.73%
                                                                             ------------                                 ----------

Tax-Exempt Adjustment                                                1,272                                           609
                                                               ------------                                 -------------

Net Interest Income and Margin                                    $ 31,353      3.48%                           $ 17,423     3.61%
                                                               ============  ============                   ============= ==========

Average Interest-Earning Assets
      to Average Interest-Bearing Liabilities                                  119.56%                                      111.58%
                                                                             ------------                                 ----------

------------------------------------------------------------------------------------------------------------------------------------

     (1)  Includes Federal Home Loan Bank stock.
     (2)  The indicated  interest  income and average  yields are presented on a taxable equivalent basis. The taxable equivalent  adjustments included above are  $1,272,000  and  $609,000 for the six months ended June 30,
          2004 and June 30, 2003, respectively.  The effective tax rate used for the taxable equivalent adjustment was 34%.
     (3)  Loan fees of $465,000  and  $890,000 for the six months ended June 30,
          2004 and June 30, 2003, respectively, are included in interest income.
          Average loan balances  include  non-accruing  loans of $4,020,000  and
          $1,588,000   and  average  loans   held-for-sale   of  $3,544,000  and
          $3,451,000  for the six months  ended June 30, 2004 and June 30, 2003, respectively.
     (4)  Net interest  spread is the  arithmatic  difference  between  yield on
          interest-earning   assets  and  the  rate  paid  on   interest-bearing
          liabilities.
     (5)  Net interest  margin is computed by dividing  net  interest  income by average interest-earning assets.



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




                                                                        RATE / VOLUME ANALYSIS
                                                                        (Dollars in Thousands)
                                                                              (Unaudited)


                                           Three Months Ended June 30, 2004 vs.            Six Months Ended June 30, 2004 vs.
                                             Three Months Ended June 30, 2003                Six Months Ended June 30, 2003
                                       -----------------------------------------    ---------------------------------------------
                                        Increase (Decrease)                         Increase (Decrease)
                                               Due to                                      Due to
                                       -------------------------------              -------------------------------
                                                                          Total                                          Total
                                                                        Increase                                       Increase
(Fully Taxable Equivalent)                 Rate           Volume       (Decrease)         Rate           Volume       (Decrease)
                                       -----------------------------  --------------  -----------------------------  --------------
Interest Income:
   Cash and cash equivalents                   $ 59           $ (33)           $ 26          $ 113           $ (78)           $ 35
   Investment Securities                       (449)          5,385           4,936         (1,983)         11,508           9,525
   Loans receivable, net                     (2,117)          7,079           4,962         (3,920)         12,852           8,932
                                       -------------   -------------  --------------  -------------   -------------  --------------
      Total interest-earning assets          (2,507)         12,431           9,924         (5,790)         24,282          18,492

Interest expense:
   Demand deposits                              (57)             58               1           (220)            173             (47)
   Money market deposits                       (267)            309              42           (701)            659             (42)
   Savings & club deposits                     (246)            230             (16)          (560)            501             (59)
   Certificates of deposit                     (629)          1,150             521         (1,285)          2,353           1,068
                                       -------------   -------------  --------------  -------------   -------------  --------------
      Total interest-bearing deposits        (1,199)          1,747             548         (2,766)          3,686             920

Securities sold under agreements
   to repurchase                                (32)             47              15            (91)            109              18
FHLB advances and other borrowings             (830)          2,415           1,585         (1,376)          3,977           2,601
Other debt                                        -             179             179              -             360             360
                                       -------------   -------------  --------------  -------------   -------------  --------------
Total interest-bearing liabilities           (2,061)          4,388           2,327         (4,233)          8,132           3,899

Increase in Net Interest Income              $ (446)        $ 8,043         $ 7,597       $ (1,557)        $16,150        $ 14,593
                                       -------------   -------------  --------------  -------------   -------------  --------------



Provision for Loan Losses. KNBT made a provision for loan losses of $971,000 for the three months ended June 30, 2004 as compared to $326,000 for the three months ended June 30, 2003. For the six months ended June 30, 2004, our provision for loan losses was $2.5 million as compared to $388,000 for the same period in 2003. A primary factor in the increased provision over the comparable 2003 periods was the acquisition of $271.2 million of net loans from the First Colonial acquisition of which commercial loans totaled $61.5 million. Commercial loans and commercial real estate loans are deemed to have higher levels of known and inherent losses than one-four family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. KNBT has made provisions in order to maintain the allowance for loan losses at a level, we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at this time. For the six months ended June 30, 2004, KNBT charged-off, net of recoveries, $862,000 as compared to $501,000 for the same period in 2003. Most charge-offs were primarily related to consumer loans. Non-performing loans totaled $4.7 million, $2.1 million and $1.6 million at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. The increase in non-performing loans was due to a $1.6 million increase in non-performing single-family residential loans over the six-month period ending June 30, 2004. Due to the nature of single-family residential loans, KNBT is well secured and does not anticipate the increase in this category's non-performing levels to generate above normal charge-offs. At June 30, 2004, KNBT's allowance for loan losses amounted to 204.6% of non-performing loans as compared to 372.2% at December 31, 2003. Allowance for loan losses as a percentage of net loans was .98% and .89% at June 30, 2004 and December 31, 2003, respectively.

Non-Interest Income. KNBT's non-interest income increased $1.0 million or 43.2% to $3.4 million for the three months ended June 30, 2004 as compared to $2.4 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, non-interest income totaled $7.4 million, a $2.8 million or 61.6% increase over the same period in 2003. The increase during the three month period ended June 30, 2004 over the comparable period in 2003 was primarily the result of trust revenues from the Company's Trust Department, acquired from First Colonial, of $372,000; a $313,000 increase in revenue from Bank Owned Life Insurance (BOLI) income, due to the purchase of an additional $30 million of insurance in November 2003, and a $213,000 gain on the sale of our former operations center. The increase for the six month period ended June 30, of 2004 over the comparable period in 2003 was the result of an increase in deposit service charges of $535,000 due primarily to a larger number of deposit accounts added as a result of the First Colonial acquisition, a gain of $298,000 on the sale of our credit card portfolio, Trust Department revenue of $725,000 and a $625,000 increase in revenue from BOLI. These increases in non-interest income were offset in part by a $364,000 and $469,000 decrease in gains on the sale of residential mortgages for the three and six-month periods ended June 30, 2004, respectively.

Non-Interest Expense. Non-interest expense increased by $5.9 million, or 82.1%, to $13.0 million for the three months ended June 30, 2004 as compared to $7.1 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, non-interest expense totaled $25.5 million, an $11.5 million, or 81.6% increase compared to $14.1 million during the same period in 2003. The reasons for the increase in non-interest expense in 2004 were similar for both the three and six month periods. The primary reason was higher salary and benefit costs, higher occupancy and equipment expenses, amortization of intangible assets and increases in other expenses due principally to the acquisition of First Colonial in the fourth quarter of 2003. Compensation and benefit expenses increased $3.6 million or 96.3% and $7.1 million or 95.2% for the three and six month periods of 2004 and 2003, respectively. At June 30, 2004, we had 570 employees compared to 343 at June 30, 2003. The increase in employees was due to the addition of 245 employees as a result of the First Colonial acquisition. Net occupancy and equipment costs increased $1.1 million or 133.0% and $2.1 million or 123.7% for the three and six month periods of 2004 and 2003. The principal factor in the higher occupancy expenses was the acquisition of First Colonial, which added 20 offices. Since June 30, 2003, we have opened two branch offices and acquired a 47,000 square foot operations center. Extensive building renovation occurred at the newly acquired operations center, KNBT's headquarters and also at the former operations center of First

Colonial. The amortization of intangible assets related to the First Colonial acquisition amounted to $546,000 and $1.1 million for the three and six-month periods ended June 30, 2004, respectively. All other non-interest expenses including professional fees, advertising, data processing, supplies, postage, telephone and other miscellaneous aggregated $6.0 million and $4.9 million for the first six months of 2004 and 2003, respectively. The increase of $1.2 million or 24.2% was due to merger and systems integration following the First Colonial acquisition.

Income Tax Expense. KNBT's income tax expense increased by $131,000 to $1.0 million and by $354,000 to $2.3 million for the three and six months ended June 30, 2004 and June 30, 2003 respectively. The effective income tax rate for the three and six months ended June 30, 2004 was 19% and 22%, respectively, as compared to 25% and 26% for the three and six month periods ended June 30, 2003. The principal factors in the lower effective tax rate was the increased investment in tax-free securities and in BOLI.

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

ITEM 4.      Controls and Procedures

Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchanges Act of 1934) at June 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the same time period specified in the SEC's rules and regulations and are operating in an effective manner.

During the quarter ended March 31, 2004, the Company converted certain of its operating and accounting functions to a new data processing system. This has resulted in certain changes in the information gathering, collection and reporting functions during the quarter ended June 30, 2004. The Company has adjusted the internal controls appropriately and none of these changes, or any other changes during the quarter, have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting (as defined in Rules 13a - 15(f) or 15(d) - 15(f) under the Securities Exchange Act of 1934).

PART II  -      OTHER INFORMATION

ITEM 1.         Legal Proceedings

                There are no matters required to be reported under this item.

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

               (e) The following table sets forth information with respect to purchases made by or on behalf of the Company of shares of common stock of the Company during the indicated periods.



                                                               Total Number of
                                                             Shares Purchased as     Maximum Number of Shares
                           Total Number        Average         Part of Publicly     that May Yet Be Purchased
                             of Shares        Price Paid      Announced Plans or        Under the Plans or
         Period              Purchased        per Share         Programs                    Programs(1)
-----------------         ------------        ----------    ------------------     ---------------------------

April 1-30, 2004                   --             $  --               --                          --

May 1-31, 2004                808,047             16.44          808,047
                                                                                                  (1)

June 1-30, 2004                    --                --               --                          --
                              -------              ----          -------                    --------

     Total                    808,047            $16.44          808,047                          --
                              =======             =====          =======                    ========
------------

 (1) The Company commenced purchasing a total of 808,047 shares in May 2004 on behalf of the Company's 2004 Recognition and Retention Plan Trust that was publicly announced on May 6, 2004. A total of 808,047 shares were purchased in open-market transactions in May 2004, all of which are held in the recognition plan trust until earned by participants.





ITEM 3.         Defaults Upon Senior Securities

                There are no matters required to be reported under this item.

ITEM 4.         Submission of Matters to a Vote of Security Holders


On May 6, 2004, the Company held its first Annual Meeting of Stockholders to obtain approval for four proxy proposals submitted on behalf of the Company's Board of Directors. Stockholders of record as of March 19, 2004, received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and the result of the vote.


1. The following directors were elected by the requisite plurality of the votes cast to serve on the Company's Board of Directors:



                                                     For              Withheld
                                                  ----------          --------
        Scott V. Fainor                           26,106,699          814,057
        Christian F. Martin, IV                   26,546,248          374,508
        R. Chadwick Paul, Jr.                     26,107,238          813,518
        Kenneth R. Smith                          26,474,979          445,777
        R. Charles Stehly                         26,110,267          810,489



                                                        For            Against        Abstain      Broker Non-Votes
                                                     ----------       ----------     ----------    -----------------

2.  To adopt the 2004 Stock Option Plan              16,051,001       3,529,692       265,414          7,074,649

3.  To adopt the 2004 Recognition and Retention
    Plan and Trust Agreement                         15,695,527       3,897,582       252,998          7,074,649

4. To ratify the appointment of Grant
   Thornton LLP as independent auditors for
   the year ended December 31, 2004                  26,640,294         179,352       101,110              N/A



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

         (b) Reports on Form 8-K

               On April 30, 2004, the Registrant filed a Current Report on Form 8-K, dated April 30, 2004, providing under Item 12, information with respect to the results of operations and financial condition at and the for the quarter ended March 31, 2003.

               On May 6, 2004, the Registrant filed a Current Report on Form 8-K, dated May 6, 2004, providing under Item 9, a slide presentation shown at the Company's Annual Meeting on May 6, 2004.

               On May 6, 2004, the Registrant filed a Current Report on Form 8-K, dated May 6, 2004, providing under Item 9, the results of the voting at the Annual Meeting of Stockholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                KNBT BANCORP, INC.


DATE:    August 16, 2004              BY: /S/  Scott V. Fainor
       -----------------------            --------------------------------------
                                               Scott V. Fainor
                                               President and Chief Executive
Officer



DATE:    August 16, 2004              BY: /S/  Eugene T. Sobol
       -----------------------            --------------------------------------
                                               Eugene T. Sobol
                                               Senior Executive Vice President,
                                               Chief Operating Officer and
                                               Chief Financial Officer