Form 10-Q
period 2004-09-30
KNBT BANCORP INC
filed 2004-11-15
CIK 1236964

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-Q

                      ____________________________________
(Mark One)

[x]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

           For the transition period from ____________ to ____________

                          Commission File No. 000-50426
             -----------------------------------------------------

                               KNBT Bancorp, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Pennsylvania                                 38-3681905
-------------------------------        ----------------------------------------
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

                                 YES X  NO
                                    ---   ---

Indicate by check mark whether the registrant is an accelerated filer as defined in rule 12b-2 of the Exchange Act.

                                 YES    NO X
                                    ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: As of November 12, 2004, 30,333,604 shares of the Registrant's common stock were outstanding.



PART 1  -  FINANCIAL INFORMATION                                                 PAGE NO.

     ITEM 1  -       Financial Statements

         Consolidated Balance Sheet                                                  2
         Consoliated Statement of Income                                             3
         Consolidated Statement of Comprehensive Income                              4
         Consolidated Statement of Cash Flows                                        5
         Notes to Consolidated Financial Statements                                  6

     ITEM 2 -        Management's Discussion and Analysis of
                     Financial Condition and Results of Operations                  17

     ITEM 3  -       Quantitative and Qualitative Discussion About
                     Market Risk                                                    28

     ITEM 4  -       Controls and Procedures                                        28

PART 11  -  OTHER INFORMATION

     ITEM 1  -       Legal Proceedings                                              29

     ITEM 2 -        Unregistered Sales of Equity Securities and
                     Use of Proceeds

     ITEM 3 -        Defaults Upon Senior Securities                                29

     ITEM 4  -       Submission of Matters to a Vote of Security Holders            29

     ITEM 5  -       Other Information                                              29

     ITEM 6  -       Exhibits and Reports on Form 8-K                               29


SIGNATURES                                                                          30

CERTIFICATIONS                                                                      31





KNBT BANCORP, INC. AND SUBSDIARIES
CONSOLIDATED BALANCE SHEETS
---------------------------------------------------------------------------------------------------

                                                                        Sept. 30,       Dec. 31,
(dollars in thousands)                                                    2004            2003
---------------------------------------------------------------------------------------------------
ASSETS                                                                         (unaudited)

      Cash and Due From Banks                                         $    26,186    $    55,059
      Interest-Bearing Deposits With Banks                                 12,643         83,918
                                                                      -----------    -----------
        Cash and Cash Equivalents                                          38,829        138,977
      Investment Securities Available-for-Sale                            987,183        734,087
      Investment Securities Held to Maturity                               58,657           --
        (Fair value of $59,344 at September 30, 2004)
      Federal Home Loan Bank of Pittsburgh Stock                           30,338         11,543
      Mortgage Loans Held-for-Sale                                          1,980          4,677
      Loans                                                             1,006,719        890,076
      Less:  Allowance for Loan Losses                                     (9,905)        (7,910)
                                                                      -----------    -----------
        Net Loans                                                         996,814        882,166
      Bank Owned Life Insurance                                            59,840         57,849
      Premises and Equipment, Net                                          41,093         35,867
      Accrued Interest Receivable                                           9,439          7,645
      Goodwill and Other Intangible Assets                                 45,381         47,448
      Other Assets                                                         22,828         21,714
                                                                      ===========    ===========
        TOTAL ASSETS                                                  $ 2,292,382    $ 1,941,973
                                                                      ===========    ===========

LIABILITIES
      Non-Interest-Bearing Deposits                                   $   116,590    $   117,270
      Interest-Bearing Deposits                                         1,170,234      1,172,140
                                                                      -----------    -----------
         Total Deposits                                                 1,286,824      1,289,410
      Securities Sold Under Agreements to Repurchase                       20,501         24,550
      Advances from the Federal Home Loan Bank                            568,113        207,153
      Guaranteed Preferred Beneficial Interest in the
         Company's Subordinated Debentures                                   --           15,000
      Subordinated Debt                                                    15,464           --
      Accrued Interest Payable                                              4,451          3,218
      Other Liabilities                                                    11,286         13,562
                                                                      -----------    -----------
        TOTAL LIABILITIES                                               1,906,639      1,552,893
                                                                      -----------    -----------

SHAREHOLDERS' EQUITY
      Preferred Stock, no par
        Authorized:  20,000,000 shares, none issued and outstanding          --             --
      Common Stock, Par Value $0.01 a share                                   297            295
        Authorized:  100,000,000 shares
        Issued and Outstanding:
          30,624,861 shares at Sept. 30, 2004
          30,419,397 shares at Dec. 31, 2003
      Additional Paid-In Capital                                          296,232        297,887
      Retained Earnings                                                   110,476        100,570
      Unallocated Common Stock Held
        by Employee Stock Ownership Plan                                  (15,379)       (15,987)
      Unearned Common Stock Held
        by Management Recognition and Retention Plan                       (9,640)          --
      Accumulated Other Comprehensive Income                                3,757          6,315
                                                                      -----------    -----------
      TOTAL SHAREHOLDERS' EQUITY                                          385,743        389,080
                                                                      -----------    -----------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                      $ 2,292,382    $ 1,941,973
                                                                      ===========    ===========

---------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.

                                                                               2



KNBT BANCORP, INC.. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

---------------------------------------------------------------------------------------------------------------
(Dollars in Thousands, except per share data)                   Three Months Ended         Nine Months Ended
                                                              Sept. 30,     Sept. 30,   Sept. 30,   Sept. 30,
                                                                2004          2003        2004        2003
---------------------------------------------------------------------------------------------------------------
INTEREST INCOME                                                                 (unaudited)

     Loans, including fees                                    $ 14,724     $  9,745     $ 43,295    $ 29,404
     Investment Securities                                      10,012        3,272       26,709      11,089
     Other Interest                                                 36          160          314         368
                                                              --------     --------     --------    --------
         Total Interest Income                                  24,772       13,177       70,318      40,861
                                                              --------     --------     --------    --------

INTEREST EXPENSE
     Deposits                                                    4,492        3,452       13,384      11,424
     Securities sold under Agreements to Repurchase                 49           28          126          88
     Advances from the Federal Home Loan Bank                    4,036        1,177        8,900       3,439
     Subordinated Debt                                             200         --            560        --
                                                              --------     --------     --------    --------
         Total Interest Expense                                  8,777        4,657       22,970      14,951
                                                              --------     --------     --------    --------

NET INTEREST INCOME                                             15,995        8,520       47,348      25,910
Provision for Loan Losses                                          742          468        3,213         856
                                                              --------     --------     --------    --------

     Net Interest Income After Provision
        for Loan Losses                                         15,253        8,052       44,135      25,054
                                                              --------     --------     --------    --------

NON-INTEREST INCOME
     Trust Income                                                  363         --          1,088        --
     Brokerage Services Income                                     141          174          418         372
     Deposit Service Charges                                     1,040          947        3,360       2,701
     Bank Owned Life Insurance                                     669          344        1,991       1,041
     Net Gain on Sale of Investment Securities                     338         --            350           2
     Net Gain (Loss) on Sale of Residential Mortgage Loans         221         (127)         392         513
     Net Gain on Sale of Credit Card Loans                        --           --            298        --
     Net Gain ( Loss) on Sale of Assets                            (18)        --            195        --
     Net Gain ( Loss) on Sale of Other Real Estate Owned            (1)          12           68         (23)
     Non-Interest Operating Income                               1,087          684        3,085       2,044
                                                              --------     --------     --------    --------

         Total Non-Interest Income                               3,840        2,034       11,245       6,650
                                                              --------     --------     --------    --------

NON-INTEREST EXPENSES
     Compensation and Employee Benefits                          7,473        4,333       22,027      11,791
     Net Occupancy and Equipment Expense                         2,318        1,046        6,105       3,058
     Professional Fees                                             540          210        1,351         502
     Advertising                                                   281           59          731         413
     Data Processing                                               405          514        1,414       1,434
     Impairment of Mortgage Servicing Rights                       105          293          317       1,220
     Amortization of Intangible Assets                             547         --          1,640        --
     Other Operating Expenses                                    1,827        1,397        5,433       3,488
                                                              --------     --------     --------    --------

         Total Non-Interest Expenses                            13,496        7,852       39,018      21,906
                                                              --------     --------     --------    --------

Income Before Income Taxes                                       5,597        2,234       16,362       9,798
Income Taxes                                                     1,150          478        3,492       2,467
                                                              --------     --------     --------    --------

NET INCOME                                                    $  4,447     $  1,756     $ 12,870    $  7,331
                                                              ========     ========     ========    ========

PER SHARE DATA
     Net Income - Basic                                       $   0.15          N/A     $   0.44         N/A
                                                              ========     ========     ========    ========
     Net Income - Diluted                                     $   0.15          N/A     $   0.43         N/A
                                                              ========     ========     ========    ========
     Cash Dividends Per Common Share                          $   0.05          N/A     $   0.10         N/A
                                                              ========     ========     ========    ========

---------------------------------------------------------------------------------------------------------------

See accompanying notes to consolidated financial statements.




KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
Nine Months Ended September 30, 2004 (unaudited)
(dollars in thousands except share data)
                                                                                                             Accumulated
                                                          Common    Addl            Unallocated   Unearned       Other
                                                 Common   Stock   Paid In  Retained    ESOP     Compensation Comprehensive
                                                 Shares   Value   Capital  Earnings   Shares        MRP         Income       Total
------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2004                       29,479,275   $295  $297,887  $100,570  ($15,987)          $0        $6,315   $389,080

Comprehensive Income
   Net Income                                                                12,870                                          12,870
   Other Comprehensive Loss Net of Taxes
      and Reclassification Adjustments                                                                            (2,558)    (2,558)
                                                                                                                         -----------
Total Comprehensive Income                                                                                                 $ 10,312
                                                                                                                         -----------
Cash Dividends                                                               (2,964)                                         (2,964)
Purchase of Stock for Management
   Recognition and Retention Plan (MRRP)                          (13,281)                                                  (13,281)
Unallocated ESOP Shares Committed to Employees    35,701              (14)                608                                   594
Shares Issued upon Exercise of Stock Options     205,464      2     1,113                                                     1,115
Establishment of a Management Recognition
   Program(MRRP)                                                   10,527                          (10,527)                       -
Amortization of Compensation related to MRRP                                                           887                      887
                                              --------------------------------------------------------------------------------------
Balance at September 30, 2004                 29,720,440   $297  $296,232  $110,476  ($15,379)     ($9,640)       $3,757   $385,743
                                              ======================================================================================

------------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.




KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------------------------------------------
                                                                                            Nine months ended
(Dollars in Thousands)                                                              Sept. 30, 2004   Sept. 30, 2003
-------------------------------------------------------------------------------------------------------------------
                                                                                               (unaudited)
OPERATING ACTIVITIES:
Net Income                                                                              $  12,870     $   7,331
Adjustments to Reconcile Net Income to Net Cash
   Provided by (Used in) Operating Activities:
      Provision for Loan Losses                                                             3,213           856
      Depreciation and Amortization                                                         4,544         1,230
      Compensation expense stock option plan                                                   10          --
      Management Recognition and Retention Plan Expense                                       877          --
      Amortization and Accretion of Security Premiums and Discounts, net                    1,840         2,477
      (Gain) Loss on Sale of Other Real Estate Owned                                          (68)           23
      Gain on Sales of Investment Securities                                                 (350)           (2)
      Gain on Sale of Credit Card Portfolio                                                  (298)         --
      Gain on Sale of Other Assets                                                           (195)         --
      Gain on Sale of Mortgage Loans                                                         (392)         (513)
      Mortgage Loans Originated for Sale                                                  (36,776)      (45,514)
      Mortgage Loan Sales                                                                  39,865        58,693
  Changes in Assets and Liabilities:                                                         --            --
      Increase in Bank Owned Life Insurance                                                (1,991)       (1,040)
      Increase in Accrued Interest Receivable                                              (1,794)         (902)
      Increase in Other Assets                                                             (8,895)       (4,341)
      Decrease in Other Liabilities and Accrued Interest Payable                           (1,043)         (204)
                                                                                        ---------     ---------
Net Cash Provided by Operating Activities                                                  11,417        18,094
                                                                                        ---------     ---------

INVESTING ACTIVITIES:
Proceeds from Calls and Maturities of Securities Available-for-Sale                       109,851       212,473
Proceeds from Sales of Securities Available-for-Sale                                       12,237         3,051
Purchase of Securities Available-for-Sale                                                (371,598)     (214,987)
Purchase of Securities Held to Maturity                                                   (59,751)         --
Purchase of Federal Home Loan Bank of Pittsburgh Stock                                    (18,795)       (1,111)
Redemption of Federal Home Loan Bank of Pittsburgh Stock                                     --             233
Proceeds from the Sale of Credit Cards                                                      1,831          --
Net Increase in Loans                                                                    (117,861)      (65,428)
Purchase of Premises & Equipment                                                           (7,813)       (6,752)
Proceeds from the Sale of Other Assets                                                        775          --
Proceeds from the Sale of Other Real Estate Owned                                             364           740
                                                                                        ---------     ---------
Net Cash Used in Investing Activities                                                    (450,760)      (71,781)
                                                                                        ---------     ---------

FINANCING ACTIVITIES:
Net (Decrease) Increase in Deposits                                                        (2,586)       46,232
Net (Decrease) Increase in Repurchase Agreements                                           (4,049)        2,130
Net Increase in Short-Term Borrowings                                                       8,500          --
Proceeds from Long-Term Debt                                                              400,112          --
Repayment of Long-Term Debt                                                               (47,652)       (7,500)
Increase in Stock Escrow Funds                                                               --         304,477
Proceeds From the Exercise of Stock Options                                                 1,115          --
Purchase of Stock for the Management Recognition and Retention Plan                       (13,281)         --
Cash Dividends Paid                                                                        (2,964)         --
                                                                                        ---------     ---------
Net Cash Provided by Financing Activities                                                 339,195       345,339
                                                                                        ---------     ---------

Inrcrease (decrease) in Cash and Cash Equivalents                                        (100,148)      291,652
Cash & Cash Equivalents January 1,                                                        138,977        86,293
                                                                                        ---------     ---------
Cash & Cash Equivalents  September 30,                                                  $  38,829     $ 377,945
                                                                                        =========     =========

Supplemental Disclosure of Cash Flow Information
      Cash Paid During the Year for
              Income Taxes                                                              $   1,522     $   3,075
                                                                                        =========     =========

              Interest                                                                  $  21,737     $  14,882
                                                                                        =========     =========

Supplemental Disclosure of Non-cash Activities
              Mortgage Loan Securitizations                                             $    --       $  47,251
                                                                                        =========     =========

              Reclassification of Loans Receivable to Other Real Estate Owned           $     326     $   1,367
                                                                                        =========     =========

-------------------------------------------------------------------------------------------------------------------
See accompanying notes to interim consolidated financial statements.

                                                                               5

                       KNBT BANCORP, INC. AND SUBSIDIARIES

               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
               --------------------------------------------------

                                   (unaudited)


NOTE A  -  BASIS OF PRESENTATION

KNBT Bancorp, Inc. ("KNBT" or the "Company") is a Pennsylvania corporation and registered bank holding company organized in 2003. KNBT's business consists primarily of being the parent holding company for Keystone Nazareth Bank & Trust Company, a Pennsylvania chartered savings bank. Keystone Nazareth Bank & Trust Company (the "Bank") is the stock-form successor to Keystone Savings Bank upon the mutual-to-stock conversion of Keystone Savings Bank, which was completed on October 31, 2003. Concurrently with the mutual-to-stock conversion, KNBT acquired, through a merger, First Colonial Group, Inc. ("First Colonial"), the parent bank holding company for Nazareth National Bank and Trust Company. At September 30, 2004, the Bank operates 41 banking offices with 19 located in Northampton County, Pennsylvania, 16 in Lehigh County, Pennsylvania, five in Monroe County, Pennsylvania and one in Carbon County, Pennsylvania. The Bank's office network includes 14 full service in-store supermarket branch offices. The Bank has ATMs in all but one of its facilities and also maintains six off-site ATMs.

NOTE B  -  BASIS OF CONSOLIDATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles ("GAAP"). However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended December 31, 2003, which are included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

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

First Colonial

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

On October 31, 2003, KNBT and the Bank completed mergers with First Colonial and its subsidiary Nazareth National Bank and Trust Company, respectively. Under the terms of the merger agreement, which was the result of arms-length negotiation, each of the shares of First Colonial stock was exchanged for 3.7 shares of KNBT common stock for a total issuance of 8,545,855 shares of common stock. Based on management's assessment of the anticipated benefits of the acquisition, including enhanced market share and expansion of its banking franchise, KNBT entered into the merger agreement and proceeded with its acquisition of First Colonial. First Colonial stock options outstanding at the date of its acquisition were converted into 808,157 options to purchase KNBT common stock and were fully vested at the time of the merger. The transaction was accounted for under the purchase method of accounting. The acquisition resulted in the recording of approximately $45.9 million of goodwill and other intangible assets. KNBT's financial position and results of operations at and for the three and nine months ended September 30, 2003 do not include First Colonial because the acquisition was not completed until October 31, 2003.

Oakwood Financial Corp.

On September 28, 2004, KNBT announced its agreement to purchase Oakwood Financial Corp. ("Oakwood"), a full-service securities and insurance brokerage firm based in Allentown, PA.

Oakwood provides a full menu of securities brokerage, insurance and investment advisory products and services. Upon completion of the transaction, Oakwood will operate as KNBT Securities, a wholly owned subsidiary of the Bank. Management intends to account for the transaction using the purchase method of accounting.

The acquisition is subject to customary conditions, including the receipt of all required regulatory approvals. This transaction is expected to close in the fourth quarter of 2004.

NOTE D  -  EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share (SFAS
128)". Basic and diluted earnings per share for the three and nine months ended September 30, 2004 were calculated as follows:




                                                             For the Three Months Ended Sept. 30, 2004
                                                             Net              Average
                                                           Income              Shares            Per Share
                                                         (numerator)       (denominator)          Amount
                                                       -------------------------------------------------------
                                                          (dollars in thousands except per share amounts)
Basic Earnings Per Share
   Income Available to Common Shareholders                     $ 4,447           28,875,080            $ 0.15

Effect of Dilutive Securities
   Stock Options                                                                    370,998
   Management Recognition and Retention Plan                                         39,172
                                                                         -------------------  ----------------
     Total Effect of Dilutive Securities                                            410,170               $ -

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                            $ 4,447           29,285,250            $ 0.15
                                                       ================  ===================  ================



                                                              For the Nine Months ended Sept. 30, 2004
                                                             Net              Average
                                                           Income              Shares            Per Share
                                                         (numerator)       (denominator)          Amount
                                                       -------------------------------------------------------
                                                                           (dollars in thousands)
Basic Earnings Per Share
   Income Available to Common Shareholders                    $ 12,870           29,219,824            $ 0.44

Effect of Dilutive Securities
   Stock Options                                                                    427,494
   Management Recognition and Retention Plan                                         55,216
                                                                         -------------------  ----------------
     Total Effect of Dilutive Securities                                            482,710           $ (0.01)

Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                           $ 12,870           29,702,534            $ 0.43
                                                       ================  ===================  ================





KNBT had 1,132,000 options that were outstanding for the period from May 6, 2004 (date of grant) through September 30, 2004. These options were not included in the computation of diluted earnings per share for the three months ended September 30, 2004, because the option exercise price was greater than the average market price.

Common stock outstanding at September 30, 2004 for the purpose of calculating basic earnings per share does not include 904,421 unallocated shares held by the Employee Stock Ownership Plan ("ESOP").

Unearned Management Recognition and Retention Plan ("MRRP") and uncommitted MRRP shares to be released are not considered to be outstanding for basic earnings per share calculations. At September 30, 2004, unearned MRRP shares totaled 638,000 and uncommitted MRRP shares totaled 170,047.

Earnings per share are presented only for the three and nine-month periods ended September 30, 2004. KNBT had no shares outstanding in the first quarter of 2003, as KNBT did not complete its initial public offering until October 31, 2003.



NOTE E  -  INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT's investment securities held-to-maturity and available-for-sale at September 30, 2004 (unaudited) and available-for-sale at December 31, 2003 are as follows:





                                                        Investment Securities
                                                       Sept. 30, 2004 (unaudited)
                                      -----------------------------------------------------
                                                        Gross         Gross
                                       Amortized      unrealized    unrealized   Fair
                                          Cost          gains         losses     Value
                                      -----------------------------------------------------
                                                          (in thousands)
Held to Maturity:
   Obligations of states and political
    subdivisions                          $  5,514    $     29    $     (5)    $  5,538
   Mortgaged-backed securities
       FNMA                                 27,030         302        --         27,332
       Other CMOs                           26,113         361        --         26,474
                                      -----------------------------------------------------
       Total mortgage backed                53,143         663        --         53,806

Total Held to Maturity                    $ 58,657    $    692    $     (5)    $ 59,344
                                      =====================================================

Available for Sale:
   U.S. Government and agencies           $163,239    $  2,039    $   (309)    $164,969
   Obligations of states and political
    subdivisions                           105,924       2,385        (143)     108,166
   Asset-managed funds                       4,904        --           (88)       4,816
   Federated Liquid Cash Trust                  36        --          --             36
   Mortgaged-backed securities
       GNMA                                  1,568          61        --          1,629
       FHLMC                                99,998         725        (295)     100,428
       FNMA                                315,141       3,489      (1,061)     317,569
       Other CMOs                          245,440         592      (1,833)     244,199
                                      -----------------------------------------------------
   Total mortgage backed                   662,147       4,867      (3,189)     663,825
   Corporate and other debt securities       9,037         246        --          9,283
   Equity Securities                        36,211         544        (667)      36,088
                                      -----------------------------------------------------
Total Available for Sale                  $981,498    $ 10,081    $ (4,396)    $987,183
                                      =====================================================




                                                                      Investment Securities
                                                                      At December 31, 2003
                                               -----------------------------------------------------------------
                                                                     Gross           Gross
                                                Amortized         Unrealized       Unrealized          Fair
                                                   Cost              Gains           Losses           Value
                                               -----------------------------------------------------------------
Available for Sale:                                                     (in thousands)
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
                                                ========          ========          ========        ========

----------------------------------------------------------------------------------------------------------------




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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation (in thousands, except per share amounts).




                                                                    For the Three Months Ended
                                                                          Sept. 30, 2004
                                                                 -----------------------------
                                                                   (dollars in thousands
                                                                   except per share data)

Net Income As reported                                                              $ 4,447

Add: Stock-based employee compensation expense
included in reported net income, net                                                      6
of related tax effects

Less: Stock-based compensation cost determined
under fair value method for all awards, net                                             138
of related tax effects

Pro forma                                                                           $ 4,315
                                                                       =====================

Earnings per share (Diluted)
As reported                                                                          $ 0.15
Pro forma                                                                            $ 0.15

Earnings per share (Basic)
As reported                                                                          $ 0.15
Pro forma                                                                            $ 0.15




                                                                    For the Nine Months Ended
                                                                          Sept. 30, 2004
                                                                 -----------------------------
                                                                   (dollars in thousands
                                                                   except per share data)

Net Income As reported                                                             $ 12,870

Add: Stock-based employee compensation expense
included in reported net income, net                                                     10
of related tax effects

Less: Stock-based compensation cost determined
under fair value method for all awards, net                                             231
of related tax effects

Pro forma                                                                          $ 12,649
                                                                       =====================

Earnings per share (Diluted)
As reported                                                                          $ 0.43
Pro forma                                                                            $ 0.43

Earnings per share (Basic)
As reported                                                                          $ 0.44
Pro forma                                                                            $ 0.43


The weighted average fair value of each option grant under the Company's 2004 Stock Option Plan is $4.69. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions used for the Company's 2004 Stock Option Plan: dividend yield of 2.0%; expected volatility of 25.0%; weighted average risk-free interest rate of 3.91%; and weighted average expected life of 6.67 years.

In May 2004, the Company granted 22,500 options to purchase shares of the Company's common stock at $16.50 to KNBT's advisory directors. The Company will recognize compensation expense in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option is expensed over its vesting period. Compensation expense of $4,000 and $10,000 was recognized during the three and nine months ended September 30, 2004, respectively, for options granted to advisory directors.

On March 31, 2004, the Financial Accounting Standards Board ("FASB") issued a proposed Statement, "Share-Based Payment an Amendment of FASB Statements No. 123 and No 95," that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. Under the FASB's proposal, all forms of share-based payments to employees, including employee stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award would generally be measured at fair value at the grant date. Current accounting guidance requires that the expense relating to so-called fixed plan employee stock options only be disclosed in the footnotes to the financial statements. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, "Accounting for Stock Issued to Employees." KNBT is currently evaluating this proposed statement and its effects on its results of operations. FASB has postponed the effective date for periods after June 15, 2005.

Management Recognition and Retention Plan
-----------------------------------------

The MRRP, which is a stock-based incentive plan, provides for 808,047 shares of the Company's common stock, subject to adjustment, which may be granted as restricted shares to the Company's directors, advisory directors, officers and employees. Shares awarded by the MRRP are earned by the participants at the rate of 20% per year. On May 6, 2004, 638,000 restricted shares had been awarded and 170,047 are available for future grants. Compensation expense for this plan is being recorded over the vested period or a 60-month period and is based on the market value of the Company's stock as of the date the awards were made. The Company, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders' equity. Expense under this plan for the three and nine months ended September 30, 2004 was $526,000 and $877,000 respectively.

NOTE G - LOANS

A summary of KNBT's loans receivable at September 30, 2004 and December 31, 2003 is as follows:


                                              Sept. 30,            Dec. 31,
                                                2004                 2003
                                             -----------         -----------
                                            (unaudited)
                                                       (in thousands)
Real Estate
   Residential                               $   328,577         $   346,221
   Construction                                  108,198             112,684
   Commercial                                    232,046             156,563
                                             -----------         -----------
     Total real estate                           668,821             615,468

Consumer loans                                   296,062             265,541
Commercial (non real estate)                      46,215              38,978
States and political subdivisions                  1,237               2,334
                                             -----------         -----------
     Total gross loans                         1,012,335             922,321

Less:
   Mortgage loans held-for-sale                   (1,980)             (4,677)
   Loans in process                               (3,593)            (27,099)
   Deferred fees (costs)                             (43)               (469)
                                             -----------         -----------
     Total loans                               1,006,719             890,076

Less: Allowance for loan losses                   (9,905)             (7,910)
                                             -----------         -----------
     Total net loans                         $   996,814         $   882,166
                                             ===========         ===========

The following table shows the amounts of KNBT's non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at September 30, 2004 (unaudited) and December 31, 2003.





                                                                  At Sept. 30,  At Dec. 31,
                                                                     2004          2003
                                                                   -------       -------
                                                                 (unaudited)
                                                                       (in thousands)
Non-accrual loans                                                  $ 3,801       $ 1,720
Accruing loans 90 days or more past due                                653           405
                                                                   -------       -------
    Total non-performing loans                                       4,454         2,125
                                                                   -------       -------

Other real estate owned                                                 32           173
                                                                   -------       -------
    Total non-performing assets                                    $ 4,486       $ 2,298
                                                                   =======       =======


Total non-performing loans as a percentage of loans, net              0.45%         0.24%
Total non-performing loans as a percentage of total assets            0.19%         0.11%
Total non-performing assets as a percentage of total assets           0.20%         0.12%


Interest on non-accrual loans which would have been
  recorded at the original rate                                    $    70       $    50
Interest on non-accrual loans that was reflected in income            --              60
                                                                   -------       -------
      Net (decrease) increase on interest income                   $   (70)      $    10
                                                                   =======       =======






KNBT's recorded investment in impaired loans was $370,000 at September 30, 2004 and $217,000 at December 31, 2003. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $39,000 at September 30, 2004 and $33,000 at December 31, 2003. The average impaired loan balance for the nine months ended September 30, 2004 was $456,000. During the quarter ended September 30, 2004, we received principal payments of $3,000 on impaired loans, which payments are recognized on a cash basis. We recognized no income on impaired loans in the nine-month period ended September 30, 2004. There were no principal payments and no income recognized on impaired loans in the second quarter of 2003.

The following table shows the activity in KNBT's allowance for loan losses during the periods indicated:




                                                       At or for the                         At or for the
                                                 Three Months Ended Sept. 30,          Nine Months Ended Sept. 30,
                                                  2004               2003               2004                2003
                                             ---------------    ---------------    ---------------     ----------------
                                                          (unaudited)                           (unaudited)
                                                        (in thousands)                        (in thousands)

Balance, beginning of period                        $ 9,519            $ 2,814            $ 7,910              $ 2,927
Provision charged to operations                         742                468              3,213                  856
Loans charged-off                                      (395)              (362)            (1,453)                (886)
Recoveries of loans previously charged-off               39                 21                235                   44
                                             ---------------    ---------------    ---------------     ----------------

Balance, end of period                              $ 9,905            $ 2,941            $ 9,905              $ 2,941
                                             ===============    ===============    ===============     ================

                                                                              14

NOTE H -  RETIREMENT PLANS

1. Defined Benefit Plan. KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during plan years prior to October 2003. In October 2003, KNBT froze the future accrual of benefits under this plan. KNBT continues to contribute to this plan for benefits accrued prior to October 2003. KNBT's contribution to this plan in the nine months ended September 30, 2004 was $131,000. During the nine months ended September 30, 2003 the contribution to this plan amounted to $593,000. KNBT currently expects to contribute approximately $88,000 to this plan during the remainder of 2004.

2. Directors' Deferred Plan. KNBT, as a part of the merger with First Colonial, assumed, as of October 31, 2003, the First Colonial directors' deferred plan involving certain former directors of First Colonial. The plan requires defined annual payments over a 15-year period beginning at age 65. The net periodic defined benefit expense for the nine months ended September 30, 2004 was as follows.

                                                 (dollars in thousands)
Service cost                                              $
Interest cost                                              19
Expected return on plan assets                             --
Amortization of unrecognized net
  transition asset or obligation                           --
Amortization of Unrecognized Prior
  Service Cost                                             --
Amortization of Unrecognized Net Gain or Loss              --

Total Net Periodic Pension Cost for the Quarter           $19


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

KNBT adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, KNBT no longer consolidates Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if KNBT has the right to a majority of Trust I's expected residual returns. The deconsolidation resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and September 30, 2004 and the corresponding increase in outstanding debt of $464,000. In addition, the income received on KNBT's common stock investment is included in other income. The adoption of FIN 46(R) had no material impact on the financial position or results of operation. The banking regulatory agencies have issued no guidance that would change the regulatory capital treatment for the trust-preferred securities issued by Trust I based on the adoption of FIN 46(R). The Federal Reserve has issued proposed guidance on the regulatory capital treatment for the trust-preferred securities issued by KNBT as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2007; however, a three-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier I Capital after applying FIN-46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

NOTE J - NEW ACCOUNTING PRONOUNCEMENTS

In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance regarding the measurement of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 had no material effect on KNBT's consolidated financial statements.

In November 2003, the Emerging Issues Task Force ("EITF") of the FASB issued EITF Abstract 03-1, The meaning of Other-Than-Temporary Impairment and its Application to Certain Investments (EITF 03-1). The quantitative and qualitative disclosure provisions of EITF 03-1 were effective for years ending after December 15, 2003 and were included in the Company's 2003 Form 10-K. In March 2004, the EITF issued a Consensus on Issue 03-1 requiring that the provisions of EITF 03-1 be applied for reporting periods beginning after June 15, 2004 to investments accounted for under SFAS No. 115 and 124. At its meeting on September 8, 2004, the FASB discussed whether additional guidance related to paragraph 16 of EITF 03-1 should be issued in a FASB Staff Position ("FSP"). The FASB agreed that additional guidance is necessary and that such guidance should be issued in an FSP. Given the current effective date of paragraph 16 of Issue 03-1 for application of the other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004, the FASB also agreed that an additional FSP should be issued to delay the effective date of paragraph 16 of Issue 03-1. EITF 03-1 establishes a three-step approach for determining whether an investment is considered impaired, whether that impairment is other-than-temporary, and the measurement of an impairment loss. The Company is in the process of determining the impact that this EITF will have on its financial statements.

NOTE K - RECLASSIFICATIONS

Certain reclassifications of prior years' amounts have been made to conform to the September 30, 2004 presentation.

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

         KNBT considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb all known and inherent losses in the loan portfolio, which are both probable and reasonably estimable. Management's determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, potential loss in the event of default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans and the general amounts of historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

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

Goodwill, under SFAS No. 142, is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. KNBT tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT's books to write down the related goodwill to the carrying value. KNBT recorded goodwill and other identifiable intangible assets as a result of the acquisition of First Colonial in October 2003.

Comparison of Financial Condition as of September 30, 2004 and December 31, 2003

Assets. KNBT's total assets were $2.3 billion at September 30, 2004 as compared to $1.9 billion at December 31, 2003, an increase of $350.4 million or 18.1%. The increase in assets was principally due to increases in investment securities, loans receivable, Federal Home Loan Bank ("FHLB") stock and premises and equipment. These increases were offset in part by a reduction in cash and cash equivalents and an increase in the allowance for loan losses. During the first nine months of 2004, KNBT's investment securities increased $311.8 million or 42.5% to $1.0 billion at September 30, 2004 compared to $734.1 million at December 31, 2003. The primary sources of funds used for the increase in investment securities were advances from the FHLB and to a lesser extent cash and cash equivalents. KNBT's total loans receivable were $1.0 billion at September 30, 2004, an increase of $116.6 million or 13.1% over the December 31, 2003 total of $890.1 million. The growth in loans receivable was principally due to a $75.5 million or 48.2% increase in commercial real estate loans, a $7.2 million or 18.6% in other commercial loans and a $30.5 million or 11.5% increase in consumer loans. These loan increases were offset in part by a $17.6 million or 5.1% decrease in single-family residential mortgage loans. The decrease in single-family residential mortgage loans was a result of a $39.9 million sale of loans during the nine-month period ended September 30, 2004, customer repayments and a reduced level of new mortgage loan originations because of rising interest rates. Construction loans decreased $4.5 million or 4.0% during the nine months ended September 30, 2004. We believe that rising interest rates reduced the level of activity in this category. During the first quarter of 2004, KNBT sold its $1.8 million credit card portfolio for a gain of $298,000. These credit card loans were sold because of relatively low volume and high administrative costs. KNBT continues to offer credit cards to its customers through a third party provider and receives fee income through this arrangement. KNBT's investment in the stock of the FHLB was $30.3 million at September 30, 2004 as compared to $11.5 million at December 31, 2003. This was an increase of $18.8 million or 162.8% for the period. Net premises and equipment increased by $5.2 million or 14.6% to $41.1 million at September 30, 2004 compared to $35.9 million at December 31, 2003. The primary reason for the increase was the result of the purchase of new computer equipment and the cost of renovations to the Company's headquarters and operations buildings. At September 30, 2004, such renovations were substantially complete. KNBT's cash and cash equivalents were $38.8 million at September 30, 2004 as compared to $139.0 million at December 31, 2003. This decrease of $100.1 million or 72.1% was principally the result of the investment of these funds in additional investment securities and new loans.

Allowance for Loan Losses. KNBT's allowance for loan losses increased $2.0 million or 25.2% during the first nine months of 2004. The allowance for loan losses was $9.9 million and $7.9 million at September 30, 2004 and December 31, 2003, respectively. The increase in the allowance for loan losses was based upon management's analysis of the inherent losses in the loan portfolio. The allowance for loan losses is established through a provision for loan losses. KNBT maintains the allowance at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews all loans that are delinquent 60 days or more on a monthly basis, and performs regular reviews of the allowance no less than quarterly in order to identify those inherent losses and assess the overall collection probability for the loan portfolio. Such reviews consist of a quantitative analysis by loan category, using historical loss experience and consideration of a series of qualitative loss factors. KNBT's evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of its loans, the value of collateral securing loans, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, in establishing the allowance for loan losses, management considers a ten point internal rating system for all loans originated by the Commercial Lending department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management's judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT's allowance for loan losses. Such agencies may require the Company to make additional provisions for estimated loan losses based upon judgments different from those of management. KNBT's allowance for loan losses was 0.98% and 0.89% of total loans receivable at September 30, 2004 and December 31, 2003, respectively. See "Comparison of Operating Results for the three and nine months ended September 30, 2004 and 2003 - Provision for Loan Losses."

Liabilities. KNBT's total liabilities amounted to $1.9 billion at September 30, 2004, an increase of $353.7 million or 22.8% compared to total liabilities at December 31, 2003 of $1.6 billion. The increase in liabilities was principally due to a $361.0 million or 174.3% increase in advances from the FHLB during the first nine months of 2004. These advances totaled $568.1 million and $207.2 million at September 30, 2004 and December 31, 2003, respectively. KNBT's deposit growth remained flat during the nine-month period ended September 30, 2004. Deposits totaled $1.3 billion at both September 30, 2004 and December 31, 2003. At March 31, 2004, KNBT adopted FIN 46(R) and, as a result, KNBT deconsolidated Trust I. The $15.5 million of debentures issued by KNBT to Trust I were reflected as subordinated debt in the September 30, 2004 consolidated balance sheet. KNBT's investment in the Trust in the amount of $464,000 was included in other assets in the consolidated balance sheet of KNBT at September 30, 2004. At December 31, 2003 Trust I was a consolidated subsidiary and was included in liabilities in the consolidated balance sheet as "Guaranteed preferred beneficial interest in the Company's subordinated debentures" and the common stock and the debentures of Trust I along with the related income effects were eliminated in the consolidated financial statements. The debentures issued to Trust I, less the common stock of Trust I, or $15.0 million at September 30, 2004 continue to qualify as Tier I capital under current guidance issued by the Federal Reserve Board.

Shareholders' Equity. Shareholders' equity totaled $385.7 million at September 30, 2004 compared to $389.1 million at December 31, 2003, a decrease of $3.3 million or .9%. The decrease in shareholders' equity was principally the result of the purchase of 808,047 shares of the Company's stock to fund the shareholder approved 2004 Management Recognition and Retention Plan ("MRRP") at an average cost of $16.44 per share. KNBT also declared and paid a cash dividend of $.05 per share during the quarters ended September 30, 2004 and June 30, 2004. This resulted in a decrease in retained earnings of $3.0 million. Another factor contributing to the decrease in shareholders' equity was a decrease in accumulated other comprehensive income of $2.6 million relating to a decrease in unrealized gains on investment securities available-for-sale. Net income for the nine months ended September 30, 2004 was $12.9 million and partially offset the impact of the funding of the MRRP.

KNBT committed to release 35,701 shares of the Company's common stock during the nine months ended September 30, 2004 pursuant to the ESOP for a value of $594,000 and issued 205,464 common shares upon the exercise of stock options for proceeds of $1.1 million. Regulatory capital ratios for KNBT and the Bank at September 30, 2004 and December 31, 2003 are shown in the following tables.




CAPITAL RATIOS

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Required                    To Be Well Capitalized
                                                                              For Capital                  Under Prompt Corrective
                                                     Actual                  Adequacy Purposes             Action Provisions
                                            --------------------------   --------------------------  ------------------------------
(Dollars in Thousands)
  At September 30, 2004                        Amount       Ratio           Amount       Ratio           Amount          Ratio
-----------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company                                    $ 361,985       28.13%       $ 102,955        8.00%               N/A           N/A
    Bank                                       $ 258,628       20.18%       $ 102,529        8.00%         $ 128,161        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company                                    $ 352,080       27.36%        $ 51,477        4.00%               N/A           N/A
    Bank                                       $ 248,723       23.27%        $ 51,264        4.00%          $ 76,897         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company                                    $ 352,080       16.29%        $ 86,466        4.00%               N/A           N/A
    Bank                                       $ 248,723       12.41%        $ 80,188        4.00%         $ 100,235         5.00%

-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Required                    To Be Well Capitalized
                                                                              For Capital                  Under Prompt Corrective
                                                     Actual                 Adequacy Purposes              Action Provisions
                                            --------------------------   --------------------------  ------------------------------
(Dollars in Thousands)
  At December 31, 2003                         Amount       Ratio           Amount       Ratio           Amount          Ratio
-----------------------------------------------------------------------------------------------------------------------------------

Total Capital
(To Risk-Weighted Assets)
    Company                                    $ 359,522       33.24%        $ 86,535        8.00%               N/A           N/A
    Bank                                       $ 258,441       24.01%        $ 86,123        8.00%         $ 107,654        10.00%

Tier 1 Capital
(To Risk-Weighted Assets)
    Company                                    $ 351,612       32.51%        $ 43,268        4.00%               N/A           N/A
    Bank                                       $ 250,499       23.27%        $ 43,062        4.00%          $ 64,593         6.00%

Tier 1 Capital
(To Average Assets, Leverage)
    Company                                    $ 351,612       19.39%        $ 72,525        4.00%               N/A           N/A
    Bank                                       $ 250,499       13.42%        $ 74,646        4.00%          $ 93,307         5.00%

-----------------------------------------------------------------------------------------------------------------------------------


Liquidity. KNBT's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source. KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB borrowings in recent years as a cost efficient addition to deposits as a source of funds. The average balance of FHLB borrowings was $334.6 million and $105.2 million for the nine months ended September 30, 2004 and September 30, 2003, respectively.

"GAP" Analysis. The following interest rate sensitivity "GAP" table sets forth the amounts of KNBT's interest-earning assets and interest-bearing liabilities outstanding at September 30, 2004, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2004, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 14% to 32%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or "decay rates," of 38%, 8% and 3%, respectively.



INTEREST RATE SENSITIVITY "GAP"

                                                                  At September 30, 2004
                                                  More than    More than      More than   More than
------------------------------------------------------------------------------------------------------------------------------------
                                    3 Months      3 Months      6 Months        1 Year       3 Years   More than
                                     or Less    to 6 Months    to 1 Year      to 3 Years   to 5 Years   5 Years       Total
                                    ----------   ----------   ----------    ----------   ----------   ----------   ----------
                                                                     (dollars in thousands)
Interest-earning assets (1):
    Deposits at other institutions  $   12,643   $     --     $     --      $     --     $     --     $     --     $   12,643
    Loans receivable (2)               174,954       87,155      170,764       319,954      156,515      102,993    1,012,335
    Investment securities, debt         85,739       48,548       74,060       339,832      205,512      286,156    1,039,847
    Investment securities, equity         --           --           --            --           --         36,331       36,331

                                    ----------   ----------   ----------    ----------   ----------   ----------   ----------
      Total interest-earning
         assets                     $  273,336   $  135,703   $  244,824    $  659,786   $  362,027   $ 425,480    $2,101,156
                                    ==========   ==========   ==========    ==========   ==========   ==========   ==========
Cumulative total interest-
    earning assets                  $  273,336   $  409,039   $  653,863    $1,313,649   $1,675,676   $2,101,156   $2,101,156
                                    ==========   ==========   ==========    ==========   ==========   ==========   ==========
Interest-bearing
    liabilities:
    Savings deposits                $     --     $    8,573   $    8,573    $   11,430   $   14,288   $  171,452   $  214,315
    Interest-bearing
      checking deposits                   --           --           --           6,734        3,367      158,247      168,348
    Money market deposits               31,176       35,972       23,982        31,975       15,988      100,722      239,815
    Certificates of deposit             89,058       90,714      108,157       218,885       40,823          118      547,756
    FHLB advances and other
      borrowings                        70,541       13,126       45,153       230,977      168,419       75,861      604,078
                                    ----------   ----------   ----------    ----------   ----------   ----------   ----------
      Total interest-bearing
         liabilities                $  190,776   $  148,385   $  185,864    $  500,001   $  242,885   $ 506,401    $1,774,313
                                    ==========   ==========   ==========    ==========   ==========   ==========   ==========
Cumulative total interest-
    bearing liabilities             $  190,776   $  339,161   $  525,025    $1,025,026   $1,267,911   $1,774,313   $1,774,313
                                    ==========   ==========   ==========    ==========   ==========   ==========   ==========
Interest-earning assets
    less interest-bearing
    liabilities                     $   82,560   $  (12,682)   $  58,960    $  159,785   $  119,142   $ (80,922)   $ 326,843
                                    ==========   ==========   ==========    ==========   ==========   ==========   ==========
Cumulative interest-rate
    sensitivity GAP (3)             $   82,560   $   69,878   $  128,838    $  288,623   $  407,765   $ 326,843
                                    ==========   ==========    ==========   ==========   ==========   ==========
Cumulative interest-rate
    GAP as a percentage
    of total assets at
    September 30, 2004                    3.60%        3.05%        5.62%       12.59%       17.79%       14.26%
Cumulative interest-rate
    earning assets as a
    percentage of
    cumulative interest-
    bearing liabilities at
    September 30, 2004                  143.28%      120.60%      124.54%      128.16%      132.16%      118.42%

------------------------------------------------------------------------------------------------------------------------------------

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



Comparison of Operating Results for the Three and Nine Months Ended September 30, 2004 and 2003

General. KNBT's net income increased by $2.7 million, or 153.3% to $4.4 million for the three months ended September 30, 2004 compared to $1.8 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, net income increased $5.5 million, or 75.6% to $12.9 million compared to $7.3 million for the same period in 2003. Net income increased during 2004 due to higher levels of net interest income and non-interest income. This increase was partially offset by increases in non-interest expenses and the provision for loan losses. The increase in net interest income primarily reflects increased interest income in the 2004 periods due to a significant increase in the average balance of interest-earning assets as a result of the use of $196.2 million in net proceeds received in the Company's initial public offering in October 2003, the acquisition of First Colonial, also in October 2003, and the investment of funds received from FHLB advances as part of the our leverage strategy. At the time of acquisition, First Colonial had total assets of $666.9 million, including $272.3 million in net loans and $271.8 million in investment securities, and total deposits of $512.1 million.

Net Interest Income. KNBT`s net interest income for the three months ended September 30, 2004 was $16.0 million, a $7.5 million or 87.7% increase when compared to $8.5 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, net interest income was $47.3 million, a $21.4 million or 82.7% increase when compared to $25.9 million for the nine months ended September 30, 2003. The major factors in the increases in both interest income and interest expense were the increased average balances of interest-earning assets and interest-bearing liabilities due to the acquisition of First Colonial on October 31, 2003, the use of proceeds from KNBT's initial public offering, on October 31, 2003 and an increase in FHLB advances which were used to fund the increase in the investment portfolio. KNBT's average interest earning assets totaled $2.0 billion for the three months ended September 30, 2004 as compared to $1.0 billion for the three months ended September 30, 2003. Average interest earning assets for the nine-month period ended September 30, 2004 were $1.9 billion as compared to $974.9 million for the nine-month period ended September 30, 2003. Total interest income was $24.8 million for the third quarter of 2004, an $11.6 million or 88.0% increase when compared to the $13.2 million in total interest income during the third quarter of 2003. For the nine months ended September 30, 2004, total interest income was $70.3 million, a $29.5 million or 72.1% increase when compared to the same period in 2003. Average interest-bearing liabilities were $1.7 billion for the three months ended September 2004 compared to $883.6 million for the three months ended September 30, 2004. For the nine months ended September 30, 2004 and 2003, average interest-bearing liabilities were $1.6 billion and $871.8 million, respectively. Total interest expense was $8.8 million for the third quarter of 2004, a $4.1 million or 88.5% increase when compared to the $4.7 million in total interest expense during the third quarter of 2003. For the nine months ended September 30, 2004, total interest expense was $23.0 million, an $8.0 million or 53.6% increase when compared to the same period in 2003. Our net interest margin on a tax equivalent basis was 3.34% and 3.51% for the three and nine months, respectively, ended September 30, 2004 compared to 3.41% and 3.67% for the prior year comparable periods. Net interest spread on a tax equivalent basis was 3.01% and 3.18% for the three and nine months, respectively, ended September 30, 2004 versus 3.10% and 3.43% for the prior year comparable period. The lower interest margin and interest spread in the 2004 periods was the result of the decline of interest rates during the past year with the average yield earned on our interest-earning assets declining to a greater degree than the average interest we paid our interest-bearing liabilities.

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



------------------------------------------------------------------------------------------------------------------------------------
Consolidated Comparative Statement Analysis
(Dollars in Thousands) For the Three Months Ended September 30,
--------------------------------------------------------------------------------------------------------------------------------
                                                                 2004                                         2003
                                             -----------------------------------------    ----------------------------------------
                                                            Interest         Average                     Interest        Average
                                               Average       Income/         Yield/         Average       Income/         Yield/
                                               Balance       Expense          Rate          Balance       Expense          Rate
                                             -----------------------------------------    ----------------------------------------
Assets
Interest-Earning Assets
  Interest-Bearing Balances with Banks           $ 9,272          $ 36        1.55%          $ 88,434         $ 160       0.72%
  Investment Securities
     Taxable (1)                                 885,687         8,879        4.01%           314,099         2,629       3.35%
     Non-Taxable (2)                             111,088         1,717        6.18%            56,659           974       6.88%
   Loans Receivable (2) (3)                      992,696        14,733        5.94%           581,224         9,745       6.71%
   Allowance for Loan Losses                      (9,641)            -                         (2,810)            -
                                             ------------  ------------                   ------------
   Net Loans                                     983,055        14,733        5.99%           578,414         9,745       6.74%
                                             ------------  ------------                   ------------  ------------
     Total Interest-Earning Assets             1,989,102        25,365        5.10%         1,037,606        13,508       5.21%
   Non-Interest-Earning Assets                   217,201             -                         65,291             -
                                             ------------  ------------                   ------------  ------------
        Total Assets,
          Interest Income                    $ 2,206,304        25,365                    $ 1,102,897        13,508
                                             ------------  ------------                   ------------  ------------

Liabilities
Interest-Bearing Liabilities
   Interest-Bearing Deposits
      Demand Deposits                          $ 174,871          $ 72        0.16%          $ 93,482          $ 56       0.24%
      Money Market Deposits                      250,345           661        1.06%           168,822           480       1.14%
      Savings Deposits                           220,901           269        0.49%           130,135           201       0.62%
      Certificates of Deposit                    533,892         3,490        2.61%           374,247         2,715       2.90%
                                             ------------  ------------                   ------------  ------------
        Total interest-Bearing Deposits        1,180,009         4,492        1.52%           766,686         3,452       1.80%

   Securities Sold Under Agreements
      to Repurchase                               24,739            49        0.79%            10,583            29       1.10%
   FHLB Advances                                 457,031         4,036        3.53%           106,345         1,176       4.42%
   Other Debt                                     15,464           200        5.17%                 -             -
                                             ------------  ------------                   ------------  ------------
        Total Interest-Bearing Liabilities     1,677,243         8,777        2.09%           883,614         4,657       2.11%

Non-Interest-Bearing Liabilities
   Non-Interest-Bearing Deposits                 119,155             -                         45,920             -
   Other Liabilities                              29,469             -                         57,560             -
                                             ------------  ------------                   ------------  ------------
      Total Liabilities                        1,825,867         8,777                        987,094         4,657
   Shareholders' Equity /
      Retained Earnings                          380,437             -                        115,803             -
                                             ------------  ------------                   ------------  ------------
   Total Liabilities and Shareholders'
      Equity, Interest Expense               $ 2,206,304         8,777                    $ 1,102,897         4,657
                                             ------------  ------------                   ------------  ------------

Net Interest Income Tax Equivalent Basis                      $ 16,588                                      $ 8,852
                                                           ------------                                 ------------
   Net Interest Spread
     Tax Equivalent Basis (4)                                                 3.01%                                       3.10%
   Effect of Interest-Free Sources
      Used to Fund Earning Assets                                             0.12%                                       0.13%
                                                                         -------------                                ------------

Net Interest Margin
     Tax Equivalent Basis (5)                                                 3.34%                                       3.41%
                                                                         -------------                                ------------

Tax-Exempt Adjustment                                              593                                          332
                                                           ------------                                 ------------

Net Interest Income and Margin                                $ 15,995        3.22%                         $ 8,520       3.28%
                                                           ============  =============                  ============  ============

Average Interest-Earning Assets
      to Average Interest-Bearing Liabilities                                118.59%                                     117.43%
                                                                         -------------                                ------------

------------------------------------------------------------------------------------------------------------------------------------


(1)  Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $593,000 and $332,000 for the three months ended September 30, 2004 and
     September 30, 2003, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.
(3) Loan fees of $154,000 and $520,000 for the three months ended September 30, 2004 and September 30, 2003, respectively, are included in interest income. Average loan balances include non-accruing loans of $3,966,000 and $817,000 and average loans held-for-sale of $929,000 and $6,950,000 for the three months ended September 30, 2004 and September 30, 2003, respectively.
(4) Net interest spread is the arithmatic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(5) Net interest margin is computed by dividing net interest income by average interest-earning assets.



------------------------------------------------------------------------------------------------------------------------------------
Consolidated Comparative Statement Analysis
(Dollars in Thousands) For the Nine Months Ended September 30,
------------------------------------------------------------------------------------------------------------------------------------
                                                                  2004                                      2003
                                                 ---------------------------------------- -----------------------------------------
                                                                Interest       Average                    Interest      Average
                                                   Average       Income/       Yield/       Average       Income/        Yield/
                                                   Balance       Expense        Rate        Balance       Expense         Rate
                                                 ---------------------------------------- -----------------------------------------
Assets
Interest-Earning Assets
  Interest-Bearing Balances with Banks              $ 29,361         $ 314      1.43%         $ 62,945         $ 368     0.78%
  Investment Securities
     Taxable (1)                                     787,912        23,144      3.92%          294,980         9,262     4.19%
     Non-Taxable (2)                                 109,226         5,401      6.59%           52,146         2,767     7.08%
   Loans Receivable (2) (3)                          952,080        43,323      6.07%          567,659        29,404     6.91%
   Allowance for Loan Losses                          (8,950)            -                      (2,792)            -
                                                 ------------  ------------               ------------- -------------
   Net Loans                                         943,130        43,323      6.12%          564,867        29,404     6.94%
                                                 ------------  ------------               ------------- -------------
     Total Interest-Earning Assets                 1,869,629        72,182      5.15%          974,938        41,801     5.72%
   Non-Interest-Earning Assets                       215,853             -                      76,449             -
                                                 ------------  ------------               ------------- -------------
        Total Assets,
          Interest Income                        $ 2,085,482        72,182                 $ 1,051,387        41,801
                                                 ------------  ------------               ------------- -------------
Liabilities
Interest-Bearing Liabilities
   Interest-Bearing Deposits
      Demand Deposits                              $ 174,687         $ 203      0.15%         $ 90,311         $ 236     0.35%
      Money Market Deposits                          247,658         1,772      0.95%          160,757         1,634     1.36%
      Savings Deposits                               223,737           805      0.48%          124,902           798     0.85%
      Certificates of Deposit                        534,703        10,604      2.64%          381,536         8,756     3.06%
                                                 ------------  ------------               ------------- -------------
        Total interest-Bearing Deposits            1,180,785        13,384      1.51%          757,506        11,424     2.01%

   Securities Sold Under Agreements
      to Repurchase                                   24,077           126      0.70%            9,092            88     1.29%
   FHLB Advances                                     334,616         8,900      3.55%          105,199         3,439     4.36%
   Other Debt                                         15,464           560      4.83%                -
                                                 ------------  ------------               ------------- -------------
        Total Interest-Bearing Liabilities         1,554,942        22,970      1.97%          871,797        14,951     2.29%

Non-Interest-Bearing Liabilities
   Non-Interest-Bearing Deposits                     117,560             -                      40,291             -
   Other Liabilities                                  26,327             -                      24,087             -
                                                 ------------  ------------               ------------- -------------
      Total Liabilities                            1,698,829        22,970                     936,175        14,951
   Shareholders' Equity /
      Retained Earnings                              386,653             -                     115,212             -
                                                 ------------  ------------               ------------- -------------
   Total Liabilities and Shareholders'
      Equity, Interest Expense                   $ 2,085,482        22,970                 $ 1,051,387        14,951
                                                 ------------  ------------               ------------- -------------

Net Interest Income Tax Equivalent Basis                          $ 49,212                                  $ 26,850
                                                               ------------                             -------------
   Net Interest Spread
     Tax Equivalent Basis (4)                                                   3.18%                                    3.43%
   Effect of Interest-Free Sources
      Used to Fund Earning Assets                                               0.13%                                    0.13%
                                                                             ------------                             -------------

Net Interest Margin
     Tax Equivalent Basis (5)                                                   3.51%                                    3.67%
                                                                             ------------                             -------------

Tax-Exempt Adjustment                                                1,864                                       940
                                                               ------------                             -------------

Net Interest Income and Margin                                    $ 47,348      3.38%                       $ 25,910     3.54%
                                                               ============  ============               ============= =============

Average Interest-Earning Assets
      to Average Interest-Bearing Liabilities                                  120.24%                                  111.83%
                                                                             ------------                             -------------

------------------------------------------------------------------------------------------------------------------------------------


(1)  Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $1,864,000 and $940,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.
(3) Loan fees of $619,000 and $1,410,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively, are included in interest income. Average loan balances include non-accruing loans of $3,195,000 and $1,331,000 and average loans held-for-sale of $2,672,000 and $4,613,000 for the nine months ended September 30, 2004 and September 30, 2003, respectively.
(4) Net interest spread is the arithmatic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(5) Net interest margin is computed by dividing net interest income by average interest-earning assets.

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




                                                        RATE / VOLUME ANALYSIS
                                                            (in thousands)
                                                              (unaudited)


                                          Three Months Ended Sept 30, 2004 vs.       Nine Months Ended Sept 30, 2004 vs.
                                          Three Months Ended Sept 30, 2003           Nine Months Ended Sept 30, 2003
                                        ------------------------------------------- ------------------------------------
                                            Increase (Decrease)                          Increase (Decrease)
                                                    Due to                                      Due to
                                        -----------------------------                 ---------------------------
                                                                 Total                                Total
                                                                Increase                             Increase
(Fully Taxable Equivalent)                Rate       Volume    (Decrease)     Rate       Volume     (Decrease)
                                        --------    --------    --------    --------    --------    --------
Interest Income:
   Cash and cash equivalents            $     19    $   (143)   $   (124)   $    142    $   (196)   $    (54)
   Investment Securities                     913       6,079       6,993      (2,545)     19,060      16,516
   Loans receivable, net                  (1,827)      6,815       4,988      (5,771)     19,690      13,919
                                        --------    --------    --------    --------    --------    --------
      Total interest-earning assets         (895)     12,751      11,857      (8,173)     38,554      30,381

Interest expense:
   Demand deposits                           (33)         49          16        (253)        220         (33)
   Money market deposits                     (51)        232         181        (745)        883         138
   Savings & club deposits                   (72)        140          68        (624)        631           7
   Certificates of deposit                  (383)      1,158         775      (1,667)      3,515       1,848
                                        --------    --------    --------    --------    --------    --------
      Total interest-bearing deposits       (539)      1,579       1,040      (3,290)      5,250       1,960

Securities sold under agreements
   to repurchase                             (19)         39          20        (107)        145          38
FHLB advances and other borrowings        (1,011)      3,871       2,860      (2,039)      7,500       5,461
Other debt                                  --           200         200        --           560         560
                                        --------    --------    --------    --------    --------    --------
Total interest-bearing liabilities        (1,569)      5,689       4,120      (5,436)     13,455       8,019

Increase (decrease) in net
   interest income                      $    674    $  7,062    $  7,737    $ (2,737)   $ 25,099    $ 22,362
                                        ========    ========    ========    ========    ========    ========



Provision for Loan Losses. KNBT made a provision for loan losses of $742,000 for the three months ended September 30, 2004 as compared to $468,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, the provision for loan losses was $3.2 million as compared to $856,000 for the same period in 2003. A primary factor in the increased provision over the comparable 2003 periods was the acquisition of $271.2 million of net loans from the First Colonial acquisition of which commercial loans totaled $61.5 million. Commercial loans and commercial real estate loans are deemed to have higher levels of known and inherent losses than one to four-family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. KNBT has made provisions in order to maintain the allowance for loan losses at a level, we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at this time. For the nine months ended September 30, 2004, KNBT charged-off, net of recoveries, $1.2 million as compared to $842,000 for the same period in 2003. Most charge-offs were primarily related to consumer loans. Non-performing loans totaled $4.5 million, $2.1 million and $1.7 million at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. The increase in non-performing loans was primarily due to a $1.6 million increase in non-performing single-family residential loans over the nine-month period ending September 30, 2004. At September 30, 2004, KNBT's allowance for loan losses amounted to 222.4% of non-performing loans as compared to 372.2% at December 31, 2003. Allowance for loan losses as a percentage of net loans was .99% and .89% at September 30, 2004 and December 31, 2003, respectively.

Non-Interest Income. Non-Interest income increased $1.8 million or 88.8% to $3.8 million for the three months ended September 30, 2004 as compared to $2.0 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, non-interest income totaled $11.2 million, a $4.6 million or 69.1% increase over the same period in 2003. The increase in the three month period ended September 30, 2004 over the comparable period in 2003 primarily was the result of trust revenues from the Company's Trust Department, acquired from First Colonial of $363,000, a $325,000 increase in revenue from Bank Owned Life Insurance ("BOLI") resulting from a November 2003 purchase of an additional $30 million of insurance, an increase in net gains on sale of residential mortgage loans of $348,000 and net gains on sales of investment securities totaling $338,000. The increase for the nine-month period ended September 30, 2004 over the comparable period in 2003 was the result of Trust Department revenue of $1.1 million, an increase of $950,000 in revenue from BOLI, an increase in deposit service charges of $659,000 due to the addition of accounts from the First Colonial acquisition, an increase on net gains on sale of investment securities of $348,000 and the gains on the sales of our credit card portfolio and operations center that contributed $298,000 and $213,000 respectively. The nine-month increase in non-interest income was offset in part by a decrease in gains on sale of residential mortgages of $121,000.

Non-Interest Expense. Non-interest expense increased by $5.6 million, or 71.9%, to $13.5 million for the three months ended September 30, 2004 as compared to $7.9 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, non-interest expense totaled $39.0 million, a $17.1 million, or 78.1% increase compared to $21.9 million during the comparable period in 2003. The reasons for the increase in non-interest expense in 2004 were similar for both the three and nine-month periods. The primary reason was higher salary and benefit costs, higher occupancy and equipment expenses, amortization of intangible assets and increases in other expenses due principally to the acquisition of First Colonial in the fourth quarter of 2003. Compensation and benefit expenses increased $3.1 million or 72.5% and $10.2 million or 86.8% for the three and nine-month periods of 2004 and 2003, respectively. At September 30, 2004, we had 569 employees compared to 357 at September 30, 2003. The increase in employees was due to the addition of 245 employees as a result of the First Colonial acquisition. Net occupancy and equipment costs increased $1.3 million or 121.6% and $3.0 million or 99.6% for the three and nine-month periods of 2004 and 2003. The principal factor in the higher occupancy expenses was the acquisition of First Colonial, which added 20 offices. Since September 30, 2003, we have opened four branch offices and acquired a 47,000 square foot operations center. Extensive building renovation occurred at the newly acquired operations center, KNBT's headquarters and also at the former operations center of First Colonial. The amortization of intangible assets related to the First Colonial acquisition amounted to $547,000 and $1.6 million for the three and nine-month periods ended September 30, 2004, respectively. All other non-interest expenses including professional fees, advertising, data processing, supplies, postage, telephone and other miscellaneous aggregated $9.2 million and $7.1 million for the first nine months of 2004 and 2003, respectively. The increase of $2.2 million or 31.0% was primarily due to merger and systems integration following the First Colonial acquisition.

Income Tax Expense. KNBT's income tax expense increased by $672,000 to $1.2 million and by $1.0 to $3.5 million for the three and nine months ended September 30, 2004 and September 30, 2003 respectively. The effective income tax rate for the three and nine months ended September 30, 2004 was 20.6% and 21.3%, respectively, as compared to 21.4% and 25.0% for the three and nine-month periods ended September 30, 2003. The principal factors in the lower effective tax rate were the increased investment in tax-free securities and in BOLI.


ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk

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

ITEM 4.      Controls and Procedures

Management evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of the disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) at September 30, 2004. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the same time period specified in the SEC's rules and regulations and are operating in an effective manner.

During the quarter ended March 31, 2004, the Company converted certain of its operating and accounting functions to a new data processing system. This has resulted in certain changes in the information gathering, collection and reporting functions during the quarter ended September 30, 2004. The Company has adjusted the internal controls appropriately and none of these changes, or any other changes during the quarter, have materially affected, or are reasonably likely to materially affect, the internal control over financial reporting (as defined in Rules 13a - 15(f) or 15(d) - 15(f) under the Securities Exchange Act of 1934).

PART II -       OTHER INFORMATION

ITEM 1.         Legal Proceedings

                There are no matters required to be reported under this item.

ITEM 2.         Unregistered Sales of Equity Securities and Use of Proceeds

                There are no matters required to be reported under this item.

ITEM 3.         Defaults Upon Senior Securities

                There are no matters required to be reported under this item.

ITEM 4.         Submission of Matters to a Vote of Security Holders

                Not applicable.

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


                                   KNBT BANCORP, INC.


DATE:    November 15, 2004         BY: /s/  Scott V. Fainor
--------------------------         ------------------------
                                       Scott V. Fainor
                                       President and Chief Executive Officer



DATE:    November 15, 2004         BY: /s/  Eugene T. Sobol
--------------------------         ------------------------
                                       Eugene T. Sobol
                                       Senior Executive Vice President,
                                       Chief Operating Officer and
                                       Chief Financial Officer