Form 10-K
period 2004-12-31
KNBT BANCORP INC
filed 2005-03-16
CIK 1236964

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C., 20549
                                    FORM 10-K
                     ______________________________________

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the fiscal year ended December 31, 2004.
                                       OR
[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ____________.

                        Commission File Number 000-50426
                        --------------------------------

                               [KNBT LOGO OMITTED]
       -----------------------------------------------------------------
                (Name of Registrant as specified in its charter)

                Pennsylvania                            38-3681905
   --------------------------------------      -----------------------------
      (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)               Identification No.)

                90 Highland Avenue, Bethlehem, Pennsylvania 18017
          -----------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

         Registrant's telephone number, including area code: 610-861-5000
             ------------------------------------------------------


   Securities registered pursuant to Section 12 (b) of the Exchange Act: None
     Securities registered pursuant to Section 12 (g) of the Exchange Act:

                          Common Stock, $0.01 Par Value
                          -----------------------------
                                (Title of Class)

                          -----------------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No ____

         The aggregate market value of the 25,885,403 shares of the Registrant's common stock held by non-affiliates (30,656,840 shares outstanding less 4,771,437 shares held by affiliates), based upon the closing price of $16.70 for the Common Stock on June 30, 2004, the last business day in the Registrant's second quarter, was approximately $432.3 million. Shares of Common Stock held by each executive officer and director, the Registrant's Employee Stock Ownership Plan and the Keystone Nazareth Charitable Foundation have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares of the Issuer's common stock, par value $0.01 per share, outstanding as of March 11, 2005 was 30,662,305.

         --------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE:
     Certain portions of KNBT Bancorp's proxy statement to be filed in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.


================================================================================

                               KNBT BANCORP, INC.

                                    Form 10-K

                                Table of Contents


                                                                                                               Page
PART I

     Item 1.      Business.............................................................................................. 1
     Item 2.      Properties ...........................................................................................30
     Item 3.      Legal Proceedings.....................................................................................30
     Item 4.      Submission of Matters to a Vote of Security Holders...................................................30

PART II

     Item 5.      Market for Registrant's Common Equity, Related Stockholder Matters and
                  Issuer Purchases of Equity Securities ................................................................30
     Item 6.      Selected Financial Data ..............................................................................32
     Item 7.      Management's Discussion and Analysis of Financial Condition and
                  Results of Operations ................................................................................33
     Item 7A.     Quantitative and Qualitative Disclosures About Market Risk............................................45
     Item 8.      Financial Statements and Supplementary Data ..........................................................46
     Item 9.      Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure .................................................................................83
     Item 9A.     Controls and Procedures...............................................................................83
     Item 9B.     Other Information.....................................................................................83

PART III

     Item 10.     Directors and Executive Officers of the Registrant ...................................................86
     Item 11.     Executive Compensation................................................................................86
     Item 12.     Security Ownership of Certain Beneficial Owners and Management and
                  Related Stockholder Matters...........................................................................86
     Item 13.     Certain Relationships and Related Transactions........................................................87
     Item 14.     Principal Accounting Fees and Services................................................................87

                                     PART IV

     Item 15.     Exhibits and Financial Statement Schedules............................................................87

Signatures        ......................................................................................................90


           CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

         The information contained in this Annual Report on Form 10-K may contain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to KNBT Bancorp, Inc. ("KNBT" or "Holding Company") management's intentions, plans, beliefs, expectations or opinions or with respect to the acquisition of the Caruso Benefits Group, Inc. ("Caruso") and the pending acquisition of Northeast Pennsylvania Financial Corp. ("NEPF"). These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of KNBT and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) estimated cost savings from the acquisition of NEPF cannot be fully realized within the expected time frame; (4) revenues following the acquisitions of Caruso and NEPF are lower than expected;
(5) competitive pressure among depository institutions increases  significantly;
(6) costs or difficulties related to the integration of the businesses of KNBT, NEPF and Caruso are greater than expected; (7) changes in the interest rate environment may reduce interest margins; (8) general economic conditions, either nationally or in the markets in which KNBT is or will be doing business, are less favorable than expected; (9) legislation or changes in regulatory requirements adversely affect the business in which KNBT would be engaged; (10) regulatory approvals to acquire Caruso and/or NEPF are not obtained; or (11) factors which result in a condition to the acquisition of Caruso and/or NEPF not being met as well as other factors discussed in the documents filed by KNBT with the Securities and Exchange Commission ("SEC") from time to time. Copies of these documents may be obtained from KNBT upon request and without charge (except for the exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov. KNBT undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.


PART I

Item 1.           Business
--------------------------

General

         KNBT is a Pennsylvania corporation and registered bank holding company organized in 2003. KNBT's business consists primarily of being the parent holding company for Keystone Nazareth Bank & Trust Company, a Pennsylvania-chartered savings bank. The Holding Company and the Bank are collectively referred to as "KNBT." Keystone Nazareth Bank & Trust Company (which we also refer to as the "Bank") is the stock-form successor to Keystone Savings Bank upon the mutual-to-stock conversion of Keystone Savings Bank, which was completed on October 31, 2003. Concurrently with the mutual-to-stock conversion, KNBT acquired, through a merger, First Colonial Group, Inc. ("First Colonial"), the parent holding company for Nazareth National Bank and Trust Company, which was merged with and into the Bank in connection with the acquisition of First Colonial. The merger transaction was accounted for under the purchase method of accounting. The result of operations for 2003 include the operations acquired from First Colonial for the period October 31, 2003 through December 31, 2003.

         On November 11, 2004, KNBT acquired Oakwood Financial Corp. ("Oakwood"), a full-service brokerage firm based in Allentown, Pennsylvania. KNBT paid $650,000 for Oakwood and acquired $121,000 in assets. Oakwood provides a full menu of securities brokerage, insurance and investment advisory products and services. Oakwood is a wholly owned subsidiary of the Bank and now operates as KNBT Securities, Inc. This purchase augments the Bank's offering of investment and insurance products offered to its customers in branch offices. Combined with the expertise of KNBT's Trust and Wealth Management professionals, KNBT Securities enhances our ability to provide customers with a full range of products and services to meet their financial goals.

         On October 27, 2004, the Board of Directors authorized the repurchase of up to 3,062,486 shares or approximately 10% of KNBT's outstanding shares. For the year ended December 31, 2004, KNBT repurchased 650,000 shares of its common stock at an average cost of $17.20 per share. KNBT did not declare or pay any dividends during the year ended December 31, 2003. Cash dividends were initiated in the second quarter of 2004 with dividends declared and paid of $.05 cents per share. For year ending December 31, 2004, total dividends of $.15 per share were declared and paid.

Available Information

         KNBT is a public company and files annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission. KNBT's filings are available to the public at the SEC's website at HTTP://www.sec.gov. Members of the public may also read and copy any document that KNBT files at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You can request copies of these documents by writing to the SEC and paying a fee for the copying cost. Please call the SEC at 1-800-SEC-0330 for more information about the operation of the public reference room. In addition to the foregoing, the Company maintains a website of www.KNBT.com. KNBT makes available on its Internet website copies of its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such documents as soon as reasonably practicable after KNBT electronically files such material with, or furnishes such documents to the SEC.

Keystone Nazareth Bank & Trust Company

         The Bank is the successor to Keystone Savings Bank, a Pennsylvania-chartered mutual savings bank that was organized in 1925. The Bank has 41 full service offices with 19 located in Northampton County, Pennsylvania, 16 in Lehigh County, Pennsylvania, five in Monroe County, Pennsylvania and one in Carbon County, Pennsylvania. The Bank's office network includes 14 full service in-store supermarket branch offices. The Bank has ATMs in all but one of its banking offices and also maintains seven off-site ATMs.

         The Bank is primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. The Bank's principal sources of funds are deposits, repayments of loans and mortgage-backed securities, maturation of investments, funds provided from operations and funds borrowed from outside sources such as the Federal Home Loan Bank of Pittsburgh ("FHLB"). The Bank's deposit products include interest-bearing and non-interest-bearing checking accounts, statement savings accounts, passbook savings accounts, money market accounts, club accounts, individual retirement accounts and certificates of deposit. These funds are primarily used for the origination of various loan types including single-family residential mortgage loans, non-residential or commercial real estate mortgage loans, direct or indirect consumer loans, such as home equity loans, automobile and recreational vehicle loans and commercial business lines of credit, letters of credit and term loans. Most of the Bank's commercial customers are small to medium size businesses operating in the Bank's primary market area.

         The Bank also offers trust and wealth management services through its trust department under the name KNBT Trust Services. These services include acting as executor and trustee under wills and deeds, as guardian, custodian and as trustee and agent for pension, profit sharing and other employee benefit trusts as well as various investment, pension and estate planning services. The market value of the funds held by the trust department was $314.4 million at December 31, 2004 as compared with $312.4 million at December 31, 2003. KNBT offers a selection of investment and insurance products, including equity securities, mutual funds and annuities to its customers in its branch offices.

Subsidiaries

         In addition to the Bank, KNBT Inv. I Inc. and KNBT Inv. II Inc. are also subsidiaries of KNBT.

         In December 2003, KNBT established a wholly owned subsidiary, KNBT Inv. Inc., a Delaware corporation for the purpose of investing in various types of securities. As of December 31, 2004, KNBT Inv. I, Inc. had total assets of $86.3 million, of which $41.6 million and $25.7 million consists of interest-bearing accounts and investment securities, respectively.

         KNBT Inv. II, Inc., formerly known as First C. G. Company, Inc., was acquired on October 31, 2003 as part of KNBT's acquisition of First Colonial and is a wholly owned subsidiary of KNBT. KNBT Inv. II, Inc. is a Delaware corporation established for the purpose of investing in various types of securities. As of December 31, 2004, KNBT Inv. II, Inc. had total assets of $6.4 million of which $6.0 million was invested in equity securities with most of the remaining assets in interest-bearing money market accounts.

          The Bank has four wholly owned subsidiaries, KLV, Inc., KLVI, Inc., Traditions Settlement Services LLC and KNBT Securities. KLV, Inc. is inactive. KLVI, Inc. is a Delaware corporation, formed in 1997 to hold and manage certain investment securities. As of December 31, 2004, KLVI had total assets of $880.3 million of which $14.9 million and $858.0 million consists of interest-bearing accounts and investment securities, respectively. Traditions was organized in May 2002 and provides real estate title and settlement services. KNBT Securities, formerly Oakwood Financial Corp., offers a full range of securities brokerage, insurance and investment products and services.

Pending Acquisitions

         Northeast Pennsylvania Financial Corp. On December 9, 2004, KNBT announced entering into an Agreement and Plan of Merger dated as of December 8, 2004 (the "Merger Agreement") with NEPF, a Delaware corporation, which sets forth the terms and conditions under which NEPF will merge with and into KNBT (the "Merger"). The total cost of the acquisition is expected to be approximately $98.0 million.

         Under the terms of the Merger Agreement, NEPF's shareholders may elect to receive either $23.00 of KNBT common stock or $23.00 in cash in exchange for their shares of NEPF common stock, subject to an overall requirement that 50% of the total outstanding NEPF common stock be exchanged for KNBT common stock and 50% for cash. The stock component of the merger consideration will be valued at $23.00 per share based on the average market price of KNBT common stock during the 20-trading day period ending on the fifth business day prior to the completion of the Merger.

         In addition, each director of NEPF entered into a Shareholder Agreement with KNBT, pursuant to which each such person agreed, among other things, to vote his or her shares of NEPF common stock in favor of the Merger Agreement at a meeting of shareholders of NEPF that has been called to consider and approve the Merger Agreement.

         The transaction is expected to close during the second quarter of 2005. It is subject to a number of customary conditions, including, but not limited to, (a) the approval of the Merger Agreement by shareholders of NEPF and (b) the receipt of all required regulatory approvals by applicable federal and state regulatory agencies.

         Caruso Benefits Group Inc. On February 28, 2005, KNBT announced entering into an agreement to purchase Caruso, a benefits management firm based in Bethlehem, Pennsylvania.

         Caruso specializes in benefits management with an emphasis on group medical, life and disability. Under the terms of the definitive agreement, KNBT will acquire all of the capital stock of Caruso for a purchase price of $28 million in cash of which $20 million will be paid at time of closing and $8 million payable over a three-year period, subject to Caruso maintaining certain levels of profitability.

         Upon completion of the transaction, Caruso will operate as Caruso Benefits Group, Inc., a wholly owned subsidiary of the Bank. The acquisition is subject to customary conditions including receipt of all required regulatory approvals and currently is expected to close in the second quarter of 2005.

Market Area and Competition

         KNBT is a community-oriented banking institution offering a variety of financial products and services to meet the needs of its customers. KNBT's lending and deposit gathering is concentrated in the communities surrounding its 41 banking offices.

         The Bank's market area consists of Lehigh, Northampton, Carbon and Monroe Counties, all of which are located in Pennsylvania. The greater Lehigh Valley area, which is in eastern Pennsylvania approximately 60 miles north of Philadelphia, is anchored by the cities of Bethlehem, Allentown and Easton. The combined population of Lehigh and Northampton Counties is in excess of 600,000 and the market includes a mix of urban, suburban and rural areas. Between 1990 and 2002, the combined population of Lehigh and Northampton Counties grew by approximately 8.3% compared to 3.4% for Pennsylvania as a whole. Over 14,000 companies operate in the Lehigh Valley along with 11 colleges and universities. Major employers in the area include Federal, State and local governments and local healthcare providers including Lehigh Valley Hospital and St. Luke's Hospital, Air Products & Chemicals, PPL, Binney & Smith, Giant Food Stores, Agere Systems and Mack Trucks.

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

Lending Activities

         KNBT primarily extends loans to individuals and businesses in the counties of Northampton, Lehigh, Monroe and Carbon, Pennsylvania. Historically, KNBT's principal lending activity has been the origination of loans collateralized by one-to-four-family residential real estate located in its market area. In addition, KNBT traditionally has been actively involved in construction and land development loans, with an emphasis on construction/permanent single-family residential mortgage loans and loans to local homebuilders. The securitization of some of its residential real estate loans and the continuing sale of such loans has been a factor in reducing KNBT's historical concentration in these types of loans. KNBT also originates various types of consumer loans, primarily home equity loans and lines of credit. KNBT has increased its commercial lending activities as a result of the merger and through staff and product additions.

         KNBT's one-to-four-family residential real estate loans amounted to $325.0 million or 32.1% of the total loan portfolio at December 31, 2004. At such date, commercial real estate loans amounted to $218.2 million or 21.5% of the total portfolio, construction and land development loans were $106.4 million or 10.5% of the total portfolio, commercial business loans were $50.7 million or 5.0% of the total portfolio and consumer loans were $297.9 million or 29.4% of the total portfolio.

         Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.


                                                                      At December 31,
                        -----------------------------------------------------------------------------------------------------------
                                 2004                  2003                  2002                 2001                  2000
                        ---------------------  --------------------  -------------------  --------------------  -------------------
                          Amount       %        Amount       %        Amount       %       Amount       %        Amount       %
                        --------------------------------- ---------  ---------- --------  ---------- ---------  ---------- --------
                                                                   (dollars in thousands)
Real estate loans:
One-to four- family
  residential (1)        $ 324,990    32.06%   $ 332,024    36.00%   $ 361,842   59.34%   $ 513,352    73.27%   $ 509,188   73.20%
Multi-family
  residential               14,493     1.43%      14,197     1.54%       5,377    0.88%       3,823     0.55%       4,020    0.58%
Commercial real
  estate                   218,201    21.52%     156,563    16.97%      29,385    4.82%      12,839     1.83%       6,715    0.97%
Construction and
  land development (2)     106,361    10.49%     112,684    12.22%      59,363    9.74%      54,092     7.72%      59,687    8.58%
                        ----------- ---------  ---------- ---------  ---------- --------  ---------- ---------  ---------- --------
Total real estate
  loans                    664,045    65.50%     615,468    66.73%     455,967   74.78%     584,106    83.37%     579,610   83.33%

Commercial
  business loans            50,691     5.00%      38,978     4.23%      10,050    1.65%       4,399     0.63%       4,166    0.60%
State and political
  subdivision loans          1,170     0.12%       2,334     0.25%           -        -           -         -           -        -
Consumer loans:
  Home equity loans
   and lines of credit     170,762    16.84%     151,603    16.44%     102,275   16.77%      96,702    13.80%      94,317   13.56%
  Automobile and other
   vehicles                119,036    11.74%     102,256    11.09%      31,956    5.24%       5,887     0.84%       8,901    1.28%
  Other                      8,137     0.80%      11,682     1.26%       9,500    1.56%       9,572     1.37%       8,585    1.23%
                        ----------- ---------  ---------- ---------  ---------- --------  ---------- ---------  ---------- --------
Total consumer
  loans                    297,935    29.38%     265,541    28.79%     143,731   23.57%     112,161    16.00%     111,803   16.07%
                        ----------- ---------  ---------- ---------  ---------- --------  ---------- ---------  ---------- --------

Total loans              1,013,841   100.00%     922,321   100.00%     609,748  100.00%     700,666   100.00%     695,579  100.00%
                        ----------- =========  ---------- =========  ---------- ========  ---------- =========  ---------- ========

Less:
Undisbursed portion
  of construction
  loans in process (2)           -               (27,099)              (24,263)             (23,552)              (28,972)
Deferred loan fees              79                  (469)               (3,236)              (5,682)               (6,163)
Allowance for loan
  losses                   (10,461)               (7,910)               (2,927)              (3,386)               (3,337)
                        -----------            ----------            ----------           ----------            ----------
Net loans               $ 1,003,459            $ 886,843             $ 579,322            $ 668,046             $ 657,107
                        ===========            ==========            ==========           ==========            ==========

-----------------------------------------------------------------------------------------------------------------------------------

(1)  Includes mortgage loans held-for-sale of $713,000 at December 31, 2004,
     $4.7 million at December 31, 2003, and $23.8 million at December 31, 2002.
     There were no mortgage loans held-for-sale at December 31, 2001 or 2000.
(2) For the years 2003 and prior, KNBT's core processing system included the undisbursed portion of construction loans in process. Total loans had to be reduced by this number in order to calculate net loans for the year 2004.
     KNBT's new core processing system no longer includes the undisbursed amount in loan totals. Loans in process at December 31, 2004 equaled $36.9 million.



         Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of KNBT's loans as of December 31, 2004, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

                                                                                             State and
                          One-to          Multi-                 Construction  Commercial    Political
                        Four-Family      Family     Commercial     and Land     Business    Subdivision  Consumer
                        Residential     Resdential  Real Estate  Development      Loans        Loans       Loans        Total
                        --------------------------- ----------- ------------- ------------ -----------  ----------- -------------
                                                                  (dollars in thousands)
Amounts due after
December 31, 2004 in:
One year or less               $ 117         $ 322    $ 17,862      $ 34,310     $ 17,574         $ -     $ 10,536      $ 80,721
After one year through
three years                    1,995         2,215      24,798         1,890        6,063         198       35,989        73,148
After three years
through five years             3,910           686      43,150        15,000       10,589         453      108,828       182,616
After five years
through fifteen years         83,853         7,073      82,930         6,371       10,785         519      124,397       315,928
After fifteen years          235,115         4,197      49,461        48,790        5,680           -       18,185       361,428
                        -------------  ------------ ----------- ------------- ------------ -----------  ----------- -------------
Total                      $ 324,990      $ 14,493   $ 218,201     $ 106,361     $ 50,691     $ 1,170    $ 297,935   $ 1,013,841
                        =============  ============ =========== ============= ============ ===========  =========== =============

         The following table shows the amount of KNBT's loans at December 31, 2004, which are due after December 31, 2005 and indicates whether they have fixed rates of interest or have floating or adjustable rates.


                                                                                    Floating or
                                                              Fixed-Rate          Adjustable Rate              Total
                                                           ------------------    -------------------    --------------------
                                                                                (dollars in thousands)
One-to-four-family residential                                     $ 300,056               $ 24,817               $ 324,873
Multi-family residential                                               7,098                  7,073                  14,171
Commercial real estate                                                95,585                104,754                 200,339
Construction and land development                                     54,300                 17,751                  72,051
Commercial business                                                   21,798                 11,319                  33,117
State and political subdivisions                                         776                    394                   1,170
Consumer                                                             243,533                 43,866                 287,399
                                                           ------------------    -------------------    --------------------
   Total                                                           $ 723,146              $ 209,974               $ 933,120
                                                           ==================    ===================    ====================



         Loan Originations, Sales and Servicing. KNBT's lending activities are subject to underwriting standards and loan origination procedures established by its board of directors and management. KNBT relies on its staff of retail loan representatives and commercial lenders to originate new loans. These employees travel throughout KNBT's market area and meet with customers at their homes, place of business or in the Bank's offices, to receive loan requests. KNBT has designated certain employees at each of its branch offices to take consumer loan applications. KNBT has centralized underwriting for consumer, residential real estate and commercial lending. All new loan requests received are underwritten by experienced staff at KNBT's main office or loan operations center.

         KNBT's single-family residential mortgage loans generally are written on standardized documents used by either the Federal National Mortgage Association ("FNMA") or the Federal Home Loan Mortgage Corporation ("FHLMC"). To manage interest rate risk, KNBT generally sells its newly originated single-family residential mortgage loans that are agency eligible. KNBT sells such newly originated loans on a loan-by-loan or "flow" basis as the loans close. Excluding the effect of loan securitizations in 2003 and 2002 involving $162.6 million of loans, KNBT sold an aggregate of $63.2 million and $50.3 million of its newly originated single-family residential mortgage loans in the years ended December 31, 2004 and 2003, respectively. At the time of sale, KNBT recognizes a gain or loss on the sale based on the difference between the net proceeds received and the carrying value of the loans sold. KNBT's net gains on sales of residential mortgage loans were $774,000, $246,000 and $900,000 in 2004, 2003 and 2002, respectively. These gains are included in non-interest income. KNBT retains the right to continue to provide servicing for all loans sold. The income from servicing is included in non-interest income as service fees.

         At December 31, 2004, KNBT was servicing $321.4 million of residential real estate loans it had previously sold. Due to the continuing low interest rate environment and a higher level of loan repayments than originally estimated, KNBT recognized impairments of its mortgage servicing rights of $415,000, $1.1 million and $676,000 during the years ended December 31, 2004, 2003 and 2002, respectively. Such impairments are recorded as non-interest expense.

         In addition to loan sales, KNBT "securitized" $47.3 million and $115.3 million of seasoned, single-family residential mortgage loans in the years ended December 31, 2003 and 2002, respectively. In such transactions, loans which did not meet FNMA's eligibility standards at the time of origination, due to the lack of private mortgage insurance or other criteria, were able to be securitized after being in KNBT's portfolio for certain stipulated periods of time, generally 18 to 24 months. Securitization is the process of packaging and transferring residential mortgage loans to issuers of mortgage-backed securities, such as FNMA, in return for mortgage-backed securities backed by the mortgage loans that are transferred. As there is an active market for mortgage-backed securities, they generally can be sold more readily than the underlying loans in response to changes in interest rates or other factors. KNBT retained all of the securities from its 2003 securitization but sold $61.4 million of the $115.3 million of loans securitized in 2002.

         The following table shows total loans originated, securitized, sold and repaid at KNBT during the periods indicated.


                                                                                   Year Ended December 31,
                                                                     ----------------------------------------------------
                                                                         2004               2003               2002
                                                                     -------------      -------------      --------------
                                                                                   (dollars in thousands)
Loan originations:
    One-to-four-family residential                                      $ 162,320          $ 135,325           $ 109,029
    Consumer                                                              156,209            131,989             114,188
    Other                                                                  89,942            192,864              73,605
                                                                     -------------      -------------      --------------
       Total loan originations                                            408,471            460,178             296,822

Sales, securitizations and loan principal repayments:
    Loans sold:
      One-to-four-family residential                                       63,193             50,286              37,178
                                                                     -------------      -------------      --------------
       Total sold                                                          63,193             50,286              37,178

Loans securitized:
    Securitized and retained                                                    -             47,251              53,897
    Securitized and sold                                                        -                  -              61,438
                                                                     -------------      -------------      --------------
       Total securitized                                                        -             47,251             115,335
                                                                     -------------      -------------      --------------

Loans principal advances/repayments                                       228,741            298,760             205,534
                                                                     -------------      -------------      --------------
Total loans sold, securitized and
  principal repayments                                                    291,934            396,297             358,047
Decrease due to other items, net                                              (79)            27,568              27,499
Loans received in merger with First Colonial                                    -            271,208                   -
                                                                     -------------      -------------      --------------
Net increase (decrease) in loans receivable                             $ 116,616          $ 307,521           $ (88,724)
                                                                     =============      =============      ==============


         One-to-Four-Family Residential Mortgage Lending. A primary lending activity of KNBT is the origination of loans secured by first mortgages on one-to-four-family residences located in its market area. Traditionally, KNBT has been a leading originator of single-family residential mortgage loans in Lehigh and Northampton Counties, and the Bank expects to continue its single-family loan origination efforts. At December 31, 2004, single-family residential mortgage loans amounted to $325.0 million or 32.1% of KNBT's total loan portfolio, which compares to $332.0 million or 36.0% of single-family residential mortgage loans at December 31, 2003.

         KNBT  originates  fixed-rate,  fully  amortizing  mortgage  loans  with maturities ranging between 10 and 30 years. Management establishes interest rates charged on loans based on market conditions. KNBT also offers adjustable-rate mortgage ("ARM") loans with terms of up to 30 years, with interest rates based on the one year Constant Maturity Treasury Bill index plus a spread, which adjusts annually from the outset of the loan or which adjusts after a three, five, seven or ten year initial fixed period. Interest rate adjustments on such loans are typically limited to no more than 2% during any adjustment period or 6% over the life of the loan. Due to local market conditions and the current interest rate environment, KNBT has originated few ARM loans during the past three years. At December 31, 2004, 92.4% of KNBT's single-family residential mortgage loans maturing after December 31, 2005 had fixed interest rates and 7.6% had adjustable interest rates.

         KNBT underwrites one-to-four-family residential mortgage loans with loan-to-value ratios of up to 100%, provided that a borrower obtains private mortgage insurance on loans that exceed 90% of the appraised value or sales price, whichever is less, of the secured property. Exceptions to such loan-to-value limits exist for loans originated under special CRA programs. KNBT also requires that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. A licensed appraiser appraises all properties securing one-to four-family first mortgage loans. Mortgage loans originated by KNBT generally include a due-on-sale clause. This clause provides the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without KNBT's consent. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in a portfolio and KNBT generally exercises its rights under these clauses.

         During 2004, KNBT's practice was to sell most of its newly originated, agency eligible single-family residential mortgage loans with interest rates of 6.5% or less. Mortgage loans were sold to either FNMA or FHLMC. Such loans were sold on a non-recourse basis with servicing retained. KNBT recorded mortgage servicing rights of $813,000 and $416,000 during 2004 and 2003, respectively. During the years ended December 31, 2004 and 2003, KNBT, excluding sales made as a part of its securitization, sold an aggregate of $63.2 million and $50.3 million, respectively, of single-family residential mortgage loans.

         Consumer Loans. At December 31, 2004, KNBT's consumer loans amounted to $297.9 million or 29.4% of the total loan portfolio as compared with $265.5 million or 28.8% at December 31, 2003. KNBT's consumer loans are comprised primarily of home equity loans and lines of credit and automobile and recreational vehicle loans. KNBT also offers a variety of other consumer loans including personal loans and lines of credit, and home improvement loans. At December 31, 2004, KNBT's home equity loans and lines of credit amounted to $170.8 million or 16.8% of the total loan portfolio as compared with $151.7 million or 16.4% at December 31, 2003. Of such amount, $126.1 million were loans and $44.7 million were lines of credit. In addition, at such date the unadvanced portion of home equity lines of credit was $51.5 million. Home equity loans and lines of credit, like single-family residential mortgage loans, are secured by the equity in the borrower's residence. However, the Bank generally obtains a second mortgage position on a home equity loan or line of credit. KNBT's home equity loans typically are structured as fixed-rate fully amortizing loans with terms of up to 15 years and loan-to-value ratios, when combined with any senior liens, of up to 100%. KNBT charges higher interest rates for loan-to-value ratios exceeding 80%. KNBT's home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum loan-to-value ratio on home equity lines of credit, including the outstanding amount of any first mortgage loan, is 80%, however, larger loan-to-value loans are granted. A borrower may draw down a home equity line of credit for a period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest.

         KNBT's automobile and other vehicle loans amounted to $119.0 million at December 31, 2004 an increase of $16.8 million or 16.4% compared with December 31, 2003. KNBT's indirect portfolio has increased significantly since the Bank initiated indirect automobile lending in January 2002. The total automobile and other vehicle loans included, at December 31, 2003, $26.4 million of recreational vehicle loans that were acquired from First Colonial in the merger. KNBT originates indirect auto and recreational vehicle loans through a network of dealers located in its market area and was actively doing business with approximately 56 dealers at December 31, 2004. KNBT employs an experienced indirect lender to head its program and has grown its dealer network by emphasizing quality service and the development of long-term relationships with the owners and managers of dealerships.

         KNBT makes indirect loans to purchase both new and used vehicles. The loans have terms up to six years for loans secured by new and used autos and 15 years for loans secured by recreational vehicles. As of December 31, 2004, approximately 27.1% of KNBT's indirect vehicle loans were secured by new vehicles, 50.2% were secured by used vehicles and 22.7% were secured by recreational vehicles. KNBT originated $61.5 million and $56.5 million of indirect loans during 2004 and 2003, respectively.

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

         Indirect auto and recreational vehicle lending entails greater risks than owner-occupied residential mortgage lending since borrowers are more likely to default on those loans than on a residential mortgage loan secured by their primary residence. Moreover, automobiles and recreational vehicles depreciate rapidly and, in the event of a default, principal loss as a percentage of the loan balance depends upon the mileage and condition of the vehicle at the time of repossession.

         Consumer loans entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are highly dependent upon the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

         Construction and Land Development Loans. KNBT has been an active originator of construction and land development loans in its market area for many years. At December 31, 2004, KNBT's construction and land development loans amounted to $106.4 million or 10.5% of the total loan portfolio as compared with $112.7 million or 12.2% of the portfolio at December 31, 2003. KNBT's construction lending includes both construction loans to individuals to construct personal residences, which amounted to approximately $32.6 million at December 31, 2004, and loans to building contractors and developers, which amounted to approximately $20.3 million at December 31, 2004 as well as loans for commercial real estate construction, which amounted to approximately $53.5 million at December 31, 2004. At December 31, 2004, the unadvanced portion of construction loans in process amounted to $54.6 million.

         KNBT's construction loans to individuals to build their residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for six to nine months, employees of KNBT make periodic inspections of the construction site and loan proceeds are disbursed as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction loans require payment of interest only during the construction phase and are structured to convert to fixed-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, KNBT requires an appraisal of the property by independent fee appraisers or the Bank's in-house appraisers. The Bank's staff also reviews and inspects each project prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed based on a percentage of completion.

         KNBT also originates construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions and, to a lesser extent, the construction of commercial development projects, and site development projects. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in the Lehigh Valley with whom KNBT has an established relationship. Residential development loans are typically offered with terms of up to 24 months. The maximum loan-to-value limit applicable to these loans is 80% of the appraised post-construction value. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by KNBT's approved appraisers warrants. At December 31, 2004, KNBT's largest construction and site development loan totaled $3.1 million and was secured by a first mortgage lien. This loan was performing according to its original terms at December 31, 2004. During 2004, KNBT estimates that the average balance of its construction loans to contractors and developers was approximately $19.3 million.

         KNBT also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. Disbursement of funds is at the sole discretion of KNBT and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. KNBT's largest commercial construction loan commitment to a single borrower was $16.8 million at December 31, 2004 for a commercial construction development project located within KNBT's primary market area. While this loan was performing in accordance with all its terms at December 31, 2004, management has downgraded this loan on its internal classification system due to construction overruns. Additional funding has been provided by a third party and leasing of the remaining space in the property is continuing.

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

         Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property's value at completion of construction compared to the estimated cost, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, KNBT may be confronted with a project, when completed, having a value less than the loan amount. KNBT attempts to minimize these risks through effective inspection and monitoring procedures.

         Commercial Real Estate Loans and Multi-Family Residential Real Estate Loans. At December 31, 2004, KNBT's commercial real estate loans amounted to $218.2 million or 21.5% of the total loan portfolio. The amount of KNBT's commercial real estate loans increased $61.6 million in 2004 from a total of $156.6 million at year-end 2003. KNBT's commercial real estate loans are secured by mortgages on various commercial income producing properties and owner-occupied commercial buildings including office buildings, retail and industrial properties. Substantially all of KNBT's commercial real estate loans are secured by properties located within the Bank's primary market area.

         KNBT offers both adjustable-rate and fixed-rate commercial real estate loans. Such loans typically have terms of 15 or 20 years with call options every 5 to 7 years. Loan-to-value ratios are generally 80% or less, and debt service coverage of 1.20 times or better generally is required. Personal guarantees often are required.

         KNBT performs extensive diligence in underwriting commercial real estate loans. KNBT attempts to understand and control the risk in several ways including inspection of all such properties and the review of the overall financial condition of the borrower, which may include, for example, the review of the rent rolls and the verification of income. KNBT reviews a minimum of two years of tax returns and financial statements of the borrower in its underwriting of commercial real estate loans and these documents must be updated and provided to the Bank on an annual basis. KNBT's commercial lending staff undertakes an extensive credit review at least annually of each commercial real estate loan in excess of $500,000. KNBT's largest commercial real estate loan at December 31, 2004 was a $7.6 million loan secured by commercial real estate in KNBT's primary market area. Such loan was performing in accordance with its terms at December 31, 2004.

         Commercial real estate loans have interest rates which are generally more sensitive to changes in market interest rates than residential real estate loans. Commercial real estate loans, however, entail significant additional credit risk as compared with one-to-four-family residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial real estate loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be more significantly impacted by adverse conditions in the real estate market or in the economy generally.

         At December 31, 2004, KNBT's multi-family residential mortgage loans amounted to $14.5 million or 1.4% of the loan portfolio. Such loans are secured by apartment buildings with five or more units. KNBT has not emphasized the origination of multi-family residential mortgage loans but, when originated, they are underwritten pursuant to the same policies and procedures as commercial real estate loans.

         Commercial Business Loans. KNBT's commercial business loans amounted to $50.7 million or 5.0% of the total loan portfolio at December 31, 2004. Commercial business loans increased by $11.7 million between December 31, 2003 and December 31, 2004. KNBT expects that its commercial business loan portfolio will continue to grow.

         KNBT's commercial business loans are typically extended to small to mid-sized businesses with annual revenues generally not exceeding $100 million in its market area and may be for working capital, equipment financing, inventory financing or accounts receivable financing. Small business loans may have adjustable or fixed rates and generally have terms of five years or less but may go up to 10 years. KNBT's commercial business loans generally are secured by equipment, machinery, real property or other corporate assets. In addition, KNBT generally obtains personal guarantees from the principals of the borrower with respect to all commercial business loans. KNBT's commercial loans structured, as advances are made upon perfected security interests in accounts receivable and/or inventory. Generally KNBT will advance amounts up to 75% of accounts receivable and 50% of the value of inventory.

         At December 31, 2004, KNBT's largest commercial business loan was $5.3 million extended to a business located in KNBT's primary market area. Such loan was performing in accordance with its terms at December 31, 2004.

         Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans. KNBT is attempting to aggressively increase its originations of commercial business loans. KNBT acquired additional experienced commercial loan officers as a result of the First Colonial merger and continues to hire experienced commercial loan officers. KNBT has implemented policies and procedures for commercial business lending which management believes are conservative and prudent.

         Loan Approval Procedures and Authority. KNBT's Board of Directors establishes its lending policies and procedures. KNBT's Loan Policy Manual is reviewed on at least an annual basis by its Directors' Loan Committee and management in order to propose modifications as a result of market conditions, regulatory changes and other factors. Key modifications must be approved by the Board of Directors of KNBT.

         The Bank is restricted in the amount of commitments to any one borrower by its legal lending limit. This amount is equal to 15% of KNBT's unimpaired capital and surplus or approximately $39.6 million at December 31, 2004. The Bank is further restricted by its tiered in-house lending limit to any one borrower, which is patterned upon the Bank's ten point internal rating system for loans (see "Allowance for Loan Losses").

         Various officers or combinations of officers of KNBT have the authority within specifically identified limits to approve new loans. Larger loan amounts are approved by an Officer's Loan Committee, Director's Loan Review Committee or Board of Directors depending upon the customer's total credit exposure.

Non-Performing Assets

         On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases ("non-accrual" loans). On loans 90 days or more past due as to principal and interest payments, KNBT's policy, with certain limited exceptions, is to discontinue accruing additional interest and reverse any interest currently accrued. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to the borrower's ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower's financial condition and payment record demonstrate an ability to service the debt.

         Real estate that is acquired as a result of foreclosure is classified as other real estate owned. Other real estate owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying values does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of other real estate owned are credited or charged to operations, as incurred.

         The following table shows the amounts of KNBT's non-performing assets defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at the dates indicated. KNBT did not have troubled debt restructurings at any of the dates indicated.


                                                                         At December 31,
                                   --------------------------------------------------------------------------------------------
                                       2004                2003               2002                2001                2000
                                   -------------       -------------      --------------      -------------       -------------
                                                                      (dollars in thousands)
Non-accruing loans                      $ 4,544             $ 1,720             $ 2,197            $ 1,752               $ 763
Accruing loans 90 days
 or more past due                           511                 405                 298                938                  35
                                   -------------       -------------      --------------      -------------       -------------
     Total non-performing loans           5,055               2,125               2,495              2,690                 798

Other real estate owned                      71                 173                 115                200                 151
                                   -------------       -------------      --------------      -------------       -------------
     Total non-performing assets        $ 5,126             $ 2,298             $ 2,610            $ 2,890               $ 949
                                   =============       =============      ==============      =============       =============

Total non-performing loans
 as a percentage of loans, net            0.50%               0.24%               0.43%              0.40%               0.12%
Total non-performing loans
 as a percentage of total assets          0.21%               0.11%               0.25%              0.29%               0.10%
Total non-performing assets
 as a percentage of total assets          0.21%               0.12%               0.26%              0.31%               0.12%


         The $2.8 million increase in non-performing loans between December 31, 2004 and December 2003 was primarily due to a $1.9 million increase in non-performing single family residential loans and a $1.0 million increase in non-performing consumer loans, primarily indirect vehicle financing. Since residential loans are typically well secured, KNBT anticipates minimal charge-offs from this portfolio. The indirect vehicle portfolio represents 11.7% of the total loan portfolio, and includes loans generally with one to six year maturities and are secured by vehicles, limiting charge off potential. During the fourth quarter of 2004, KNBT instituted policies limiting vehicle collateral advance levels based on key credit criteria which management believes will yield improved portfolio non-accrual and charge-off results.

         The following table shows the effect non-accrual loans have had on interest income for each of the periods indicated.


                                                                               Year ended December 31,
                                                 ------------------------------------------------------------------------------
                                                    2004            2003             2002             2001             2000
                                                 -----------     ------------     ------------     -----------      -----------
                                                                               (dollars in thousands)
Interest which would have been
 recorded at the original rate                        $ 125             $ 50             $ 66            $ 81             $ 43
Interest that was reflected
 in income                                                -               60               45              40               26
                                                 -----------     ------------     ------------     -----------      -----------

Net  impact on interest income                       $ (125)            $ 10            $ (21)          $ (41)           $ (17)
                                                 ===========     ============     ============     ===========      ===========


         KNBT accounts for impaired loans under SFAS No. 114, "Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan--Income Recognition and Disclosures." This standard requires, that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

         KNBT identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans and no income is recognized until all recorded amounts of interest and principal are recovered in full.

         Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The total principal amount of KNBT's impaired loans was $424,000 at December 31, 2004 and $217,000 at December 31, 2003. The recorded investment in these loans and the valuation for credit losses related to loan impairment at December 31, 2004 and 2003 were as follows:

                                                                   At December 31,
                                                       ---------------------------------
                                                            2004                2003
                                                       -------------       -------------
                                                            (dollars in thousands)
Principal amount of impaired loans                            $ 424               $ 217
Accrued interest                                                  -                   2
                                                       -------------       -------------
                                                                424                 219
Less valuation allowance at December 31,                         61                  33
                                                       -------------       -------------
                                                              $ 363               $ 186
                                                       =============       =============



         The activity in KNBT's allowance account for credit losses related to impaired loans for the years ended December 31, 2004 and 2003 were as follows:

                                                              Year ended December 31,
                                                         ----------------------------------
                                                              2004                 2003
                                                         -------------        -------------
                                                              (dollars in thousands)
Valuation allowance at January 1,                         $         33            $       -
Received in merger                                                   -                   33
Provision for loan impairment                                       28                    -
                                                         -------------        -------------
Valuation allowance at December 31,                       $         61            $      33
                                                         =============        =============




         Total cash collected on impaired loans by KNBT during 2004 was $77,000, all of which was credited to the principal balance outstanding on such loans. KNBT's valuation allowance for impaired loans of $61,000 at December 31, 2004 is included in its allowance for loan losses which amounted to $10.5 million at December 31, 2004. KNBT's valuation allowance for impaired loans at December 31, 2003 was $33,000. KNBT did not have impaired loans at December 31, 2002.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. KNBT maintains the allowance at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews all loans that are delinquent 60 days or more on a monthly basis and performs regular reviews of the allowance no less than quarterly in order to identify those inherent losses and assess the overall collection probability for the loan portfolio. Such reviews consist of a quantitative analysis by loan category, using historical loss experience and consideration of a series of qualitative loss factors. KNBT's evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of its loans, the value of collateral securing the loan, the borrower's ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, in establishing the allowance for loan losses, KNBT's management considers a ten point internal rating system for all loans originated by the Commercial Lending department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. As a result of this risk assessment, management has identified $66.3 million of loans at December 31, 2004 which were performing in accordance with their terms but were deemed to have certain weaknesses or increased levels of risk. Included in this amount is one commercial construction loan in the amount of $16.8 million that was performing in accordance with its terms but management downgraded based on its internal classification system due to construction cost overruns.

Additional funding has been provided by a third party and leasing of the remaining space in the property is continuing. The establishment of the allowance for loan losses is significantly affected by management's judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT's allowance for loan losses. Such agencies may require it to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2004, KNBT's allowance for loan losses was 1.03% of total loans receivable compared with 0.89% at December 31, 2003.

         KNBT will continue to monitor and modify its allowance for loan losses as conditions dictate. No assurances can be given that its level of allowance for loan losses will cover all of the inherent losses on its loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses.


         The following table shows changes in KNBT's allowance for loan losses during the periods presented.

                                                                        At or For the Year ended December 31,
                                                              -------------------------------------------------------
                                                                2004       2003       2002        2001       2000
                                                              ---------- ---------- ----------  ---------- ----------
                                                                                 (dollars in thousands)
Allowance for loan losses, beginning of period                  $ 7,910    $ 2,927    $ 3,386     $ 3,337    $ 3,101
Acquired from merger with First Colonial                              -      3,548          -           -          -
Provision for loan losses                                         4,308      2,951        111         391        442
Charge-offs
   One-to-four family residential                                    92        242        229         154        100
   Multi-family                                                       -          -          -           -          -
   Commercial real estate                                             -          -          -           -          -
   Construction and land development                                  5          -          -           -          -
   Commercial business                                                -        154          -           -          -
   Consumer                                                       1,915      1,207        394         224        146
                                                              ---------- ---------- ----------  ---------- ----------
Total charge offs                                                 2,012      1,603        623         378        246
                                                              ---------- ---------- ----------  ---------- ----------
Recoveries on loans previously charged-off
   One-to-four family residential                                    99         32         37          19         33
   Consumer                                                         152         49          -           -          -
   Commercial business                                                4          6         16          17          7
                                                              ---------- ---------- ----------  ---------- ----------
Total charge offs                                                   255         87         53          36         40
                                                              ---------- ---------- ----------  ---------- ----------
Net loans charged off                                             1,757      1,516        570         342        206
                                                              ---------- ---------- ----------  ---------- ----------

Allowance for loan losses, at period end                        $10,461    $ 7,910    $ 2,927     $ 3,386    $ 3,337
                                                              ========== ========== ==========  ========== ==========

Allowance for loan losses at period end to:
  Average loans (net)                                             1.09%      1.27%      0.47%       0.50%      0.52%
  Total loans at period end                                       1.03%      0.89%      0.52%       0.50%      0.51%
  Non-performing loans                                          206.94%    388.28%    117.31%     125.87%    418.17%
Charge-offs to average loans during period                        0.21%      0.26%      0.10%       0.06%      0.04%

         The following table shows how KNBT's allowance for loan losses has been allocated by type of loan at each of the dates indicated.

                                                                      At December 31,
                      -------------------------------------------------------------------------------------------------------------
                              2004                 2003                    2002                  2001                  2000
                      --------------------  --------------------   --------------------  --------------------  --------------------
                                   Loan                 Loan                    Loan                  Loan                  Loan
                                 Category             Category                Category              Category              Category
                       Amount     as a %    Amount     as a %       Amount     as a %     Amount     as a %     Amount     as a %
                         of      of Total     of      of Total        of      of Total      of      of Total      of      of Total
                      Allowance   Loans     Allowance   Loans      Allowance   Loans     Allowance   Loans     Allowance   Loans
                      --------------------  --------------------   --------------------  --------------------  --------------------
                                                                 (dollars in thousands)
One-to-four- family
  residential            $ 553     32.06%     $ 349      36.00%     $ 1,086     59.34%     $2,053     73.27%     $2,291     73.20%
Multi-family
  residential              350       1.43         4        1.54          33       0.88         35       0.55         48       0.58
Commercial real
  estate                 2,140      21.52     1,602       16.97         145       4.82         39       1.83         43       0.97
Construction and
  land development       3,350      10.49     1,826       12.22         451       9.74        291       7.72        106       8.58
Commercial
  business                 454       5.00       712        4.23         500       1.65        464       0.63        115       0.60
State and political
  subdivision                3       0.12         -        0.25           -          -          -          -          -          -
Consumer                 2,804      29.38     2,673       28.79         590      23.57        303      16.00        123      16.07
Unallocated                807          -       744           -         122          -        201          -        611          -
                      ---------  ---------  --------  ----------   ---------  ---------  ---------  ---------  ---------  ---------
Total loans           $ 10,461    100.00%   $ 7,910     100.00%     $ 2,927    100.00%     $3,386    100.00%     $3,337    100.00%
                      =========  =========  ========  ==========   =========  =========  =========  =========  =========  =========



Investment Activities

         KNBT invests in securities pursuant to its Investment Policy. KNBT's Investment Policy is designed primarily to maintain liquidity, to generate a favorable return without incurring undue interest rate or credit risk, to complement its lending activities, to manage the interest rate sensitivity of its assets and liabilities and minimize KNBT's tax liability. KNBT also uses a leverage investment strategy for the purpose of enhancing returns. Pursuant to this strategy, KNBT has increased the size of its investment portfolio by utilizing borrowings to support such investments.

         KNBT classifies its debt and marketable securities into three categories: held-to-maturity, available-for-sale and trading at the time of acquisition. Securities, classified as held-to-maturity are securities that KNBT has the intent and ability to hold until their contractual maturity date and are reported at cost. Held-to-maturity securities can be sold prior to maturity only under rare circumstances. Securities classified as available for sale are reported at their fair value with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. Available-for-sale securities can be sold at any time based upon needs or market conditions. Trading securities are measured at fair value, with unrealized gains and losses included in income. At the present time, KNBT does not have a trading portfolio.

         At December 31, 2004, KNBT's investment securities portfolio amounted to $1.1 billion or 46.1% of total assets as compared with $734.1 million or 37.8% of total assets at December 31, 2003. The largest component of KNBT's investment securities in recent periods has been mortgage-backed securities that amounted to $743.7 million or 66.8% of the investment securities portfolio at December 31, 2004 compared with $464.4 million or 63.2% at December 31, 2003. In addition, KNBT invests in municipal securities, corporate debt obligations, U.S. government and agency obligations and other securities. In recent periods, KNBT has increased the amount of its investment in municipal securities due to the tax advantage provided by such securities. Under KNBT's Investment Policy, municipal bonds must be rated in the top three investment rating categories at the time of purchase. At December 31, 2004, such securities amounted to $112.1 million.

         Held-to-maturity. At December 31, 2004, KNBT's held-to-maturity investment securities totaled $56.6 million. KNBT has the intent and ability to hold these securities until maturity. The fair value of these securities were $57.0 million at December 31, 2004.

         Available-for-sale. KNBT had $1.1 billion of securities available-for-sale at December 31, 2004, as compared with $734.1 at December 31, 2003. At December 31, 2004, the net unrealized gain recorded in other comprehensive income on these securities was $2.4 million, net of the tax effect of $1.2 million. There was a net unrealized gain of $6.3 million, net of tax effect of $3.3 million, at December 31, 2003.

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

         KNBT's mortgage-backed securities include mortgage pass-through certificates issued by the GNMA, FNMA and FHLMC as well as collateralized mortgage obligations ("CMOs") issued by such agencies or private issuers. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows of such securities or in the event the issuer redeems such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

         CMOs are typically issued by a special-purpose entity, in KNBT's case, private issuers or government agencies, which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Substantially all of the CMOs held in KNBT's portfolio consist of senior sequential tranches, primarily investments in the first tranche of the CMOs. By purchasing senior sequential tranches, management attempts to ensure the cash flow associated with such an investment. While non-agency private issues are somewhat less liquid than CMOs issued by GNMA, FNMA or FHLMC, they generally have a higher yield than agency insured or guaranteed CMOs. This higher yield reflects, in part, a lack of such guarantee or protection and, thus, the potentially higher risk of loss or default associated with such assets. KNBT's investment portfolio policy requires that all privately issued CMOs have a Standard & Poor's rating of AAA at the time of purchase.

         The following table sets forth the carrying value of KNBT's securities at the dates indicated.


                                                                           Year ended December 31,
                                          ----------------------------------------------------------------------------------------
                                                      2004                           2003                           2002
                                          ---------------------------     -------------------------      -------------------------
                                           Available-      Held-to-       Available-     Held-to-        Available-     Held-to-
                                            for-Sale       Maturity        for-Sale      Maturity         for-Sale      Maturity
                                          -------------   -----------     -----------   -----------      -----------    ----------
                                                                            (dollars in thousands)
U.S. Government and
 agency obligations                          $ 175,649           $ -        $120,380           $ -         $ 31,075           $ -
Corporate securities                             9,197             -          15,637             -           35,172             -
Municipal obligations                          106,574         5,510         115,655             -           41,039             -
Mortgage-backed securities:
  GNMA                                           1,460             -           2,138             -            3,327             -
  FHLMC                                        104,654             -          83,985             -           18,348             -
  FNMA                                         310,641        25,893         227,538             -           76,101             -
  CMOs                                         275,882        25,183         150,697             -           84,174             -
                                          -------------   -----------     -----------   -----------      -----------    ----------
Total mortgage-backed
  securities                                   692,637        51,076         464,358             -          181,950             -
Equity securities                               73,052             -          18,057             -            4,914             -
                                          -------------   -----------     -----------   -----------      -----------    ----------
Total investment securities                 $1,057,109      $ 56,586        $734,087           $ -        $ 294,150           $ -
                                          =============   ===========     ===========   ===========      ===========    ==========

         The following table sets forth the amount of investment securities, at amortized cost, which mature during each of the periods indicated and the weighted average yields for each range of maturities at the dates indicated. No tax-exempt yields have been adjusted to a tax-equivalent basis.


                                                                        At December 31, 2004
                                        ------------------------------------------------------------------------------------
                                                              Over One           Over Five
                                           One Year         Year Through       Years Through     Over Ten
                                           or Less           Five Years          Ten Years         Years          Total
                                        ---------------   -----------------   ----------------   ----------   --------------
                                                                       (dollars in thousands)
Available-for-Sale
   U.S. Government and
     agency obligations
        Fair value                             $     -             $77,320           $ 62,598     $ 35,731        $ 175,649
        Amortized cost                         $     -             $77,664           $ 62,454     $ 34,746        $ 174,864
        Yield                                     -  %               3.06%              3.85%        5.00%            3.81%
   Corporate securities
        Fair value                             $ 4,009             $ 5,188           $      -          $ -          $ 9,197
        Amortized cost                         $ 3,996             $ 5,033           $      -          $ -          $ 9,029
        Yield                                    4.86%               5.72%               -  %         -  %            5.34%
   Municipal obligations
        Fair value                             $     -             $ 1,735           $ 39,776     $ 65,063        $ 106,574
        Amortized cost                         $     -             $ 1,711           $ 39,339     $ 63,426        $ 104,476
        Yield                                     -  %               3.56%              3.77%        4.58%            4.26%
   Mortgage-backed securities
        Fair value                             $     -             $15,333           $117,943     $559,361        $ 692,637
        Amortized cost                         $     -             $15,382           $117,553     $559,365        $ 692,300
        Yield                                     -  %               3.81%              4.15%        4.48%            4.41%
   Equity securities
        Fair value                             $     -             $     -           $      -     $ 73,052        $  73,052
        Amortized cost                         $     -             $     -           $      -     $ 72,853        $  72,853
        Yield                                     -  %                -  %               -  %        4.01%            4.01%
Held-to-Maturity
   Municipal obligations
        Fair value                             $     -             $     -           $      -     $  5,545        $   5,545
        Amortized cost                         $     -             $     -           $      -     $  5,510        $   5,510
        Yield                                     -  %                -  %               -  %        4.86%            4.86%
   Mortgage-backed securities
        Fair value                             $     -             $     -           $  2,815     $ 48,674        $  51,489
        Amortized cost                         $     -             $     -           $  2,799     $ 48,277        $  51,076
        Yield                                     -  %                -  %              4.59%        4.68%            4.68%
Total Securities
        Fair value                             $ 4,009            $ 99,576           $223,132     $787,426       $1,114,143
        Amortized cost                         $ 3,996            $ 99,790           $222,145     $784,177       $1,110,108
        Yield                                    4.86%               3.32%              4.01%        4.48%            4.30%


         The following table sets forth the purchases, sales and principal repayments of mortgage-backed securities, at amortized cost, for KNBT for the periods indicated.


                                                                                    At or For the
                                                                                  Years Ended December 31,
                                                                     ------------------------------------------------
                                                                          2004             2003             2002
Held to maturity:
Purchases                                                                 $ 54,234              $ -              $ -
Repayments                                                                  (3,242)               -                -
Amortizations of premiums and discounts, net                                    84                -                -
                                                                     --------------  ---------------  ---------------
Mortgage-backed securities at end of period                               $ 51,076              $ -              $ -
                                                                     ==============  ===============  ===============

Weighted average yield at end of period                                      4.68%                -                -

Available for sale:
Mortgage-backed securities at beginning of period                        $ 461,308        $ 178,389         $ 75,320
Mortgage-backed securities acquired through merger
with First Colonial                                                              -          151,584                -
Purchase price adjustment of mortgage-backed securities
acquired through merger with First Colonial                                      -           (2,309)               -
Purchases                                                                  380,220          333,675          140,911
Securitized and retained                                                         -           47,251           53,897
Securitized and sold                                                             -                -           61,438
Repayments                                                                (135,540)        (218,339)         (88,850)
Sales                                                                      (10,900)         (25,495)         (63,844)
Amortizations of premiums and discounts, net                                (2,788)          (3,448)            (483)
                                                                     --------------  ---------------  ---------------
Mortgage-backed securities at end of period                              $ 692,300        $ 461,308        $ 178,389
                                                                     ==============  ===============  ===============

Weighted average yield at end of period                                      4.41%            4.05%            5.85%



Sources of Funds

         Deposits. Deposits are the primary source of KNBT's funds. KNBT offers a variety of deposit accounts with a range of interest rates and terms. KNBT's deposits consist of interest-bearing and non-interest bearing checking accounts, money market, savings and certificate of deposit accounts. KNBT also offers IRA accounts. For business customers, KNBT offers several checking and savings plans, in addition to cash management services. Our customer relationship strategy focuses on relationship banking for retail and business customers to enhance their overall experience with KNBT. Deposit activity is influenced by state and local economic activity, changes in interest rates, internal pricing decisions and competition. Deposits are primarily obtained from the areas surrounding our branch locations. In order to attract and retain deposits, KNBT offers competitive rates, quality customer service, on-line banking and other products to meet the needs of customers

         Total deposits increased to $1.32 billion at December 31, 2004 from $1.29 billion at December 31, 2003, an increase of $33.6 million or 2.6%. Such increase reflected, in part, KNBT's continuing effort to increase the level of our checking accounts and other core deposits. Contributing to the increase in deposits were increases in money market and checking products due to the market penetration of branches that opened in 2003 and KNBT's marketing programs. Total core deposits which consists of all deposits other than certificates of deposit, increased by $20.5 million in 2004.

         The following table shows for KNBT the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

                                                           Year Ended December 31,
                        --------------------------------------------------------------------------------------------
                                     2004                            2003                          2002
                        -------------------------------  ----------------------------  -----------------------------
                          Average    Interest   Average   Average   Interest  Average   Average   Interest  Average
                          Balance    Expense   Rate Paid  Balance   Expense  Rate Paid  Balance   Expense   Rate Paid
                        -------------------------------  ----------------------------  -----------------------------
                                                             (dollars in thousands)
Savings                   $ 221,027   $ 1,063     0.48%   $182,548  $ 1,315     0.72%   $111,689   $ 1,680     1.50%
Interest-bearing
 checking                   174,698       273     0.16     102,506      298     0.29      81,609       466     0.57
Money market                249,065     2,477     0.99     203,978    2,212     1.08     134,456     2,784     2.07
Certificates of deposit     539,505    14,372     2.66     409,003   12,168     2.98     417,073    18,169     4.36
                        ------------ ---------           ---------- --------           ---------- ---------
Total interest-bearing
 deposits                 1,184,295    18,185     1.54     898,035   15,993     1.78     744,827    23,099     3.10
Non-interest-bearing
 deposits                   119,133         -        -      53,559        -        -      28,881         -        -
                        ------------ ---------           ---------- --------           ---------- ---------
  Total deposits        $ 1,303,428  $ 18,185    1.40%    $951,594  $15,993    1.68%    $773,708   $23,099    2.99%
                        ============ =========           ========== ========           ========== =========



         The following table shows for KNBT the deposit flows during the periods indicated.

                                                                      Year Ended December 31,
                                                   -----------------------------------------------------------
                                                           2004                 2003               2002
                                                   --------------------- -------------------- ----------------
                                                                       (dollars in thousands)

Deposits assumed in merger                                  $         -          $   512,086       $        -
Total deposits                                               17,564,185           10,938,793        4,352,478
Total withdrawals                                           (17,555,628)         (10,947,524)      (4,373,961)
Interest credited                                                25,086               14,230           21,089
                                                   --------------------- -------------------- ----------------
     Total increase (decrease) in deposits                  $    33,643          $   517,585       $     (394)
                                                   ===================== ==================== ================

         The following table shows for KNBT the amount of certificates of deposit, by various interest rate categories and maturities, at the dates indicated.

                                        Balance at December 31, 2004
                                      Maturing in the 12 Months Ending December 31,

Certificates of Deposit:               2005           2006           2007         2008          2009      Thereafter      Total
-----------------------------------------------------------------------------------------------------------------------------------
                                   (dollars in thousands)
Less than 1%                         $   3,913     $       1      $     137     $      -      $      7        $   -      $   4,058
1.00% - 1.99%                          145,542        33,974             14           27             -            -        179,557
2.00% - 2.99%                           60,448        46,767          5,675        3,722             -          105        116,717
3.00% - 3.99%                           34,002        45,761         56,201       14,090         3,801          113        153,968
4.00% - 4.99%                           25,939        15,478         27,752          139        19,377          550         89,235
5.00% - 5.99%                            1,808         2,310         13,702          138            20            5         17,983
6.00% - 6.99%                              138             -              4            -             -            -            142
7.00% or more                                -             -              -            -             -            -              -
                                   ------------ -------------  ------------- ------------ ------------- ------------ --------------
 Total certificates of deposit       $ 271,790     $ 144,291      $ 103,485     $ 18,116      $ 23,205        $ 773      $ 561,660
                                   ============ =============  ============= ============ ============= ============ ==============

         The following table shows the maturities of KNBT's certificates of deposit of $100,000 or more at December 31, 2004 indicated by time remaining to maturity.



                                                                                       Weighted
Maturing in Quarter Ending:                                      Amount             Average Rate
------------------------------------------                    --------------      ------------------
                                                         (dollars in thousands)

Three months or less                                                $14,941                2.56%
Over three months to six months                                       8,197                2.15%
Over six through twelve months                                       12,360                2.61%
Over twelve months                                                   52,229                3.20%
                                                              --------------
     Total certificates of deposit with
       balances of $100,000 or more                                 $87,727                2.91%
                                                              ==============          ===========




         Borrowings. KNBT, as part of its operating strategy, utilizes advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund its operations. These FHLB advances are collateralized primarily by certain of KNBT's mortgage loans and mortgage-backed securities and secondarily by its investment in capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has it own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including KNBT, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2004, KNBT had $660.7 million in outstanding FHLB advances while at December 31, 2003 FHLB advances totaled $207.2 million, which included $20.0 million in short-term (overnight) borrowings. KNBT had no other short-term (overnight) borrowings from the FHLB in 2004, 2003 and 2002.

         The weighted average interest rate on KNBT's advances was 3.30% and 4.21% for the years ended December 31, 2004 and 2003, respectively.

         The principal payments due on KNBT's long-term FHLB advances at December 31, 2004 are as follows:


      FHLB Advances
          Due In                   At December 31, 2004
---------------------------      --------------------------
                                  (dollars in thousands)

2005                                             $ 137,005
2006                                               123,364
2007                                               157,682
2008                                                56,949
2009                                               115,168
2010 and thereafter                                 70,506
                                 --------------------------
Total                                            $ 660,674
                                 ==========================


         In addition to FHLB advances, KNBT's borrowings include securities sold under agreements to repurchase ("repurchase agreements"). Repurchase agreements are contracts for the sale of securities owned or borrowed by KNBT, with an agreement to repurchase those securities at an agreed upon price and date. The collateral for such repurchase agreements are U.S. Treasury and agency securities and municipal securities. At December 31, 2004, KNBT's repurchase agreements amounted to $22.6 million and all of such borrowings were short-term, having maturities of one year or less. KNBT's securities sold under repurchase agreements totaled $24.6 million at December 31, 2003.

         The  following  table  shows  certain   information   regarding  KNBT's
repurchase agreements:


                                                        At or For the Year Ended December 31,
                                                       -------------------------------------------------------------------
                                                            2004                     2003                      2002
                                                       ----------------         ----------------          ----------------
                                                                            (dollars in thousands)
Repurchase Agreements:
    Average balance outstanding                               $ 22,579                 $ 11,931                   $ 7,330
    Maximum amount outstanding at
      any month-end during the period                         $ 31,076                 $ 24,550                  $ 10,051
    Balance outstanding at end of period                      $ 22,643                 $ 24,550                   $ 8,904
    Average interest rate during the period                       0.75%                    1.10%                     2.09%
    Weighted average interest rate at
      end of period                                               0.99%                    0.64%                     1.85%


         In conjunction with the merger with First Colonial, KNBT assumed $15.0 million of subordinated debentures which were issued by First Colonial Trust I ("Trust I") in June 2002, a wholly owned Connecticut statutory business trust subsidiary of First Colonial. Trust I issued $15.0 million in pooled trust preferred securities using the proceeds to purchase subordinated debentures issued by First Colonial. The subordinated debentures are the sole asset of the Trust I. The trust preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on these securities (5.99% at December 31, 2004) is variable, adjusting quarterly at three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2032 but may be redeemed in whole or in part beginning in June 2007 and may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise.

Regulation of KNBT Bancorp

         Set forth below is a brief description of certain laws relating to the regulation of KNBT Bancorp and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

         General. The Bank as a Pennsylvania-chartered savings bank with deposits insured by the Savings Association Insurance Fund administered by the Federal Deposit Insurance Corporation ("FDIC") is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for certain loans. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

         Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve Board, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC, the Federal Reserve Board or the United States Congress, could have a material impact on KNBT and its operations.

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

         KNBT has registered its common stock with the SEC under Section 12(g) of the Securities Exchange Act of 1934. KNBT is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. KNBT's common stock is listed on the Nasdaq Stock Market National Market under the symbol "KNBT." The Nasdaq Stock Market listing requirements impose additional requirements on KNBT, including, among other things, rules relating to corporate governance and the composition and independence of its Board of Directors and various committees of the board, such as the audit committee.

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

         Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board's capital adequacy guidelines for KNBT, on a consolidated basis, are similar to those imposed on the Bank by the FDIC. Prompt corrective action provisions, however, are not applicable to bank holding companies.

         Restrictions on Dividends. KNBT's ability to declare and pay dividends may depend in part on dividends received from the Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus, retained earnings, is at least equal to contributed capital. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

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

         Sarbanes-Oxley Act of 2002. On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley Act") implementing legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of a new accounting oversight board which will enforce auditing, quality control and independence standards and will be funded by fees from all publicly traded companies, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the company's audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

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

         The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company's "registered public accounting firm" ("RPAF"). Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a "financial expert," as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a RPAF is prohibited from performing statutorily mandated audit services for a company if such company's chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company's financial statements for the purpose of rendering the financial statement's materially misleading. The Sarbanes-Oxley Act also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Sarbanes-Oxley Act requires the RPAF that issues the audit report to attest to and report on management's assessment of the company's internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a RPAF in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

         The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, will prohibit the Bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

         o the FDIC determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund; and

         o        the Bank meets all applicable capital requirements.

         Accordingly, the additional operating authority provided to the Bank by the Pennsylvania Banking Code is significantly restricted by the Federal Deposit Insurance Act.

         Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Savings Association Insurance Fund, which is administered by the FDIC, as well as the Bank Insurance Fund as a result of the assumption of deposit liabilities of Nazareth National Bank and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

         Under current FDIC regulations, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are assigned to one of three capital groups which are based solely on the level of an institution's capital "well capitalized," "adequately capitalized" and "undercapitalized" which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those that are considered to be healthy to those which are considered to be of substantial supervisory concern. The matrix so created results in nine assessment risk classifications, with rates during the last six months of 2004 ranging from zero for well capitalized, healthy institutions, such as the Bank, to 27 basis points for undercapitalized institutions with substantial supervisory concerns.

         In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the last quarter of 2004 was 0.146% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

         The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank's deposit insurance.

         Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve Board System. The capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the FDIC's regulations, the highest rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1, or leverage capital, is defined as the sum of common shareholders' equity, including retained earnings, non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

         The FDIC's regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital, defined as Tier 1 capital and supplementary (Tier 2) capital, to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a portion of a bank's allowance for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

         A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC's regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

         The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions. Under the Pennsylvania Department of Banking's capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the FDIC's capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same FDIC risk-based capital requirements in its regulations.

         Prompt Correction Action. The following table shows the amount of capital associated with the different capital categories set forth in the prompt correction action regulations.


                                                  Total                Tier 1                 Tier 1
                                                Risk-Based           Risk-Based              Leverage
Capital Category                                 Capital               Capital                Capital
--------------------------------------         -------------         ------------          --------------

Well capitalized                                 10% or more          6% or more             5% or more
Adequately capitalized                            8% or more          4% or more             4% or more
Undercapitalized                                 Less than 8%         Less than 4%           Less than 4%
Significantly undercapitalized                   Less than 6%         Less than 3%           Less than 3%


         In addition, an institution is "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category, except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized.

         An institution generally must file a written capital restoration plan which meets specified requirements within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. A federal banking agency must provide the institution with written notice of approval or disapproval within 60 days after receiving a capital restoration plan, subject to extensions by the agency. An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. In addition, undercapitalized institutions are subject to various regulatory restrictions, and the appropriate federal banking agency also may take any number of discretionary supervisory actions.

         At  December  31,  2004,   the  Bank  was  deemed  a   well-capitalized
institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

         The following table provides a comparison of KNBT's and the Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.


                                                                              At December 31, 2004
                                           ----------------------------------------------------------------------------------------
                                                                                 Required                  To Be Well Capitalized
                                                                                For Capital               Under Prompt Corrective
                                                    Actual                   Adequacy Purposes               Action Provisions
                                           -------------------------      -------------------------      --------------------------
                                             Amount         Ratio           Amount         Ratio           Amount          Ratio
                                           -------------------------      -------------------------      --------------------------
Total Capital                                                              (dollars in thousands)
      (To risk-weighted assets)
      Company (consolidated)                  $355,857       25.64%         $ 111,042        8.00%           N/A            N/A
      Bank                                    $264,159       19.17%         $ 110,233        8.00%          $137,792        10.00%
Tier I Capital
      (To risk-weighted assets)
      Company (consolidated)                  $345,396       24.88%          $ 55,521        4.00%           N/A            N/A
      Bank                                    $253,698       18.41%          $ 55,117        4.00%          $ 82,675         6.00%
Tier I Capital
      (To average assets, leverage)
      Company (consolidated)                  $345,396       14.66%          $ 55,521        4.00%           N/A            N/A
      Bank                                    $253,698       12.17%          $ 55,117        4.00%          $ 68,896         5.00%

                                                                              At December 31, 2003
                                           ----------------------------------------------------------------------------------------
                                                                                 Required                   To Be Well Capitalized
                                                                                For Capital                Under Prompt Corrective
                                                    Actual                    Adequacy Purposes                Action Provisions
                                           -------------------------      -------------------------      --------------------------
                                             Amount         Ratio           Amount         Ratio           Amount          Ratio
                                           -------------------------      -------------------------      --------------------------
Total Capital                                                              (dollars in thousands)
      (To risk-weighted assets)
      Company (consolidated)                  $359,522       33.24%          $ 86,535        8.00%           N/A            N/A
      Bank                                    $258,441       24.01%          $ 86,123        8.00%          $107,654        10.00%
Tier I Capital
      (To risk-weighted assets)
      Company (consolidated)                  $351,612       32.51%          $ 43,268        4.00%           N/A            N/A
      Bank                                    $250,499       23.27%          $ 43,062        4.00%          $ 64,593         6.00%
Tier I Capital
      (To average assets, leverage)
      Company (consolidated)                  $351,612       19.39%          $ 72,525        4.00%           N/A            N/A
      Bank                                    $250,499       13.42%          $ 74,646        4.00%          $ 93,307         5.00%



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

         FHLB System. The Bank is a member of the FHLB of Pittsburgh, which is one from a region of 12. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2004, the Bank had $660.7 million in FHLB advances.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB of Pittsburgh. At December 31, 2004, the Bank had $36.5 million in stock of the FHLB of Pittsburgh, which was in compliance with this requirement.

         Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2004, the Bank was in compliance with these reserve requirements.

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

         At December 31, 2004, KNBT's total federal pre-1988 reserve was approximately $9.8 million. The reserve reflects the cumulative effects of federal tax deductions by KNBT for which no federal income tax provisions have been made.

         Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of an exemption amount. Net operating losses, of which KNBT has none, can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. KNBT had a minimum tax credit carryover of $202,000 at December 31, 2004.

         Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, KNBT may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At December 31, 2004, KNBT had a $729,000 net operating loss carry-forwards for federal income tax purposes.

         Corporate Dividends-Received Deduction. KNBT may exclude from its income 100% of dividends received from KNBT as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations in which a corporate recipient owns less than 80%, but at least 20% of the distribution corporation. Corporations which own less than 20% of the stock of a corporation distributing a dividend, may deduct only 70% of dividends received.

State and Local Taxation

         Pennsylvania Taxation. KNBT is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2004 was 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and Franchise Tax is a property tax imposed on a corporation's capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

         The  Bank is  subject  to tax  under  the  Pennsylvania  Mutual  Thrift
Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift's interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Employees

         As of December 31, 2004, KNBT had approximately 633 employees of whom 120 were part-time. At December 31, 2003, KNBT had approximately 649 employees of whom 141 were part-time. A collective bargaining unit does not represent the employees. KNBT considers its relationship with its employees to be good.

Item 2.           Properties
----------------------------

         KNBT does not own or lease any property. The Bank owns 20 properties and leases 27 other properties. The principal office of KNBT is located at 90 Highland Avenue, Bethlehem, Pennsylvania 18017. The book value of this office was $3.5 million at December 31, 2004.

         The Bank also owns an operations and lending office at 236 Brodhead Road, Bethlehem, Pennsylvania 18017. This building was purchased in 2003 and had a book value of $7.3 million at December 31, 2004. The Bank acquired an office building at 3864 Adler Place, Bethlehem, Pennsylvania 18017 as a part of the acquisition of First Colonial. The Bank will continue to use this facility for general office space. This building had a book value of $3.3 million at December 31, 2004.

         In addition, the Bank owns 16 branch banking facilities and leases 25 other branch banking facilities. All of which are located within the Bank's market area.

         The Bank also owns a garage and parking lot in Nazareth, Pennsylvania, a vacant lot which is available for a possible future branch in Easton, Pennsylvania and a property for future use as a drive-thru facility for KNBT's banking branch office in Palmerton, Pennsylvania.


Item 3.           Legal Proceedings
-----------------------------------

         From time-to-time, KNBT and the Bank are parties to routine litigation incidental to their business.

         Neither KNBT, the Bank nor any of their  subsidiaries is subject to any
material  legal   proceedings,   nor  are  any  such  proceedings  known  to  be
contemplated by any governmental authorities.


Item 4.           Submission of Matters to a Vote of Security Holders
---------------------------------------------------------------------

         No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.



PART II


Item 5.     Market for Registrant's  Common Equity,  Related Stockholder Matters
--------------------------------------------------------------------------------
            and Issuer Purchases of Equity Securities
            -----------------------------------------

         KNBT's common stock trades on the Nasdaq National Market under the trading symbol "KNBT." At the close of business on December 31, 2004, there were approximately 3,641 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

         The following table reflects the ranges of high and low bid prices of KNBT's common stock and the dividends declared per share of KNBT common stock during the periods presented. Such bid information reflects inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

 The closing market price of the common stock at December 31, 2004 was $16.90.


                          Year Ended December 31, 2004
                          ----------------------------

                                                                           High             Low            Dividends
                                                                           ----             ---            ---------

         First Quarter ......................                             $17.96           $16.26        None Declared
         Second Quarter .....................                             $17.64           $14.55            $0.05
         Third Quarter ......................                             $17.52           $15.44            $0.05
         Fourth Quarter .....................                             $17.45           $16.45            $0.05


                          Year Ended December 31, 2003
                          ----------------------------

                                                                           High             Low            Dividends
                                                                           ----             ---            ---------

         First Quarter ......................                                -               -                 -
         Second Quarter .....................                                -               -                 -
         Third Quarter ......................                                -               -                 -
         Fourth Quarter .....................                             $17.70           $15.85        None Declared


         The declaration and payment of dividends is at the sole discretion of the Board of Directors, and the timing and amount of any such dividend will depend upon the Board of Directors' consideration of the earnings, financial condition, and capital needs of KNBT and certain other factors including restrictions arising from Federal banking laws and regulations. KNBT common shares were first sold in KNBT's initial public offering as a part of Keystone Savings Bank's mutual-to-stock conversion on October 31, 2003 at the offering price of $10.00 per share. KNBT's common stock began trading on Nasdaq National Market on November 3, 2003.

         KNBT did not sell any of its equity securities during 2003 or 2004 that were not registered under the Securities Act of 1933.

         For information regarding KNBT's equity compensation plans, see Item 12 hereto.

         The following table sets forth information regarding KNBT's repurchases of its common stock during the quarter ended December 31, 2004.




                                                                                    Total Number of        Maximum Number
                                                                                   Shares Purchased      of Shares that may
                                                Total Number       Average        as Part of Publicly     yet be Purchased
                                                 of shares        Price Paid        Announced Plans       Under the Plan or
Period                                           Purchased         Per Share          or Programs           Program(s) (1)
--------------------------------------------    --------------    -----------    --------------------    -------------------

October 1 - 31, 2004                                  -               -                   -                 3,062,486 (2)
November 1 - 30, 2004                                 650,000         $17.20                 650,000        2,412,486 (2)
December 1 - 31, 2004                                 -               -                   -                 2,412,486 (2)
                                                --------------    -----------    --------------------
Total                                                 650,000         $17.20                 650,000           N/A
                                                ==============    ===========    ====================

--------------------------------------------
(1)    On October 27, 2004, the Board of Directors  authorized the repurchase of up to 3,062,486 shares or approximately 10% of KNBT's outstanding shares.
       Repurchases will be made from time to time,  during the next 12 months or longer if necessary as, in the opinion of management,  market  conditions warrant.  This plan will continue  until it is completed or terminated by the Board of Directors.
(2)    The 2004  Management  Recognition  and Retention Plan and Trust Agreement
       ("MRRP")  was  adopted by the Board of  Directors  and  approved  by KNBT stockholders  at  their  Annual  Meeting  on May 6,  2004.  The MRRP is a stock-based plan that provides for 808,047 shares of the Company's common stock  which  may be  granted  as  restricted  shares  to  the  Company's directors, advisory directors, officers and employees. The 808,047 shares were  purchased  in May,  2004 at an  average  cost of $16.44 and are not included in the amount set forth above.


Item 6.           Selected Financial Data
-----------------------------------------




                                                                   As of and For the Year Ended December 31,
                                                          2004         2003(1)         2002          2001          2000
--------------------------------------------------------------------------------------------------------------------------
                                                                (dollars in thousands, except per share data)
                                                    ----------------------------------------------------------------------
Consolidated Summary of Income
      Interest Income                                   $ 97,291      $ 59,063       $ 59,479      $ 60,493      $ 57,603
      Interest Expense                                    33,446        21,061         26,416        34,064        31,141
                                                    -------------  ------------  -------------  ------------ -------------
      Net Interest Income                                 63,845        38,002         33,063        26,429        26,462
      Provision for Loan Losses                            4,308         2,951            111           391           442
      Total Non-Interest Income                           15,434         9,048          8,814         5,013         3,214
      Total Non-Interest Expense (2)                      52,699        55,119         24,568        19,613        17,999
                                                    -------------  ------------  -------------  ------------ -------------
      Income (Loss) Before Income Taxes (Benefit)         22,272       (11,020)        17,198        11,438        11,235
      Income Taxes (Benefit)                               4,666        (5,264)         5,188         3,326         3,718
                                                    -------------  ------------  -------------  ------------ -------------
      Net Income (Loss) (2)                             $ 17,606      $ (5,756)      $ 12,010       $ 8,112       $ 7,517
                                                    =============  ============  =============  ============ =============

      Net Income Per Share - Diluted (3)                  $ 0.60           N/M            N/M           N/M           N/M
      Net Income Per Share - Basic                        $ 0.61           N/M            N/M           N/M           N/M
      Cash Dividends Declared Per Share                   $ 0.15             -              -             -             -

--------------------------------------------------------------------------------------------------------------------------
Consolidated Balance Sheet Data
      Total Assets                                   $ 2,415,103   $ 1,941,973    $ 1,015,906     $ 922,045     $ 824,736
      Investment Securities Available-for-Sale         1,057,109       734,087        294,150       156,785       114,077
      Investment Securities Held to Maturity              56,586        -              -             -             -
      Loans Receivable, Net                            1,002,741       882,166        555,526       668,046       657,107
      Mortgage Loans Held-for-Sale                           718         4,677         23,796        -            -
      Deposits                                         1,323,053     1,289,410        771,825       772,226       713,520
      Securities Sold Under Agreements to Repurchase      22,643        24,550          8,904         5,752       -
      FHLB Advances                                      660,674       207,153        113,500        40,500        13,000
      Subordinated Debentures (4)                         15,464        15,000        -              -            -
      Shareholders' Equity/Retained Earnings             377,354       389,080        111,049        95,788        86,204
      Book Value Per Share                                 13.33         13.20            n/a           n/a           n/a
      Full Service Offices                                    41            41             19            16            16

Selected Consolidated Ratios
      Net Income (Loss) To:
        Average Total Assets                               0.81%        (0.46%)         1.25%         0.92%         0.94%
        Average Equity                                     4.57%        (3.58%)        11.46%         8.79%         9.27%
      Net Interest Margin                                  3.27%         3.35%          3.57%         3.14%         3.38%
      Efficiency Ratio (5)                                63.39%       117.15%         58.67%        62.38%        60.65%
      Equity to Assets (6)                                15.62%        20.05%         10.93%        10.39%        10.45%
      Tier 1 Capital to Average Assets (Leverage) (6)     14.66%        19.39%         10.78%        10.50%        10.45%
      Tier 1 Risk-based Capital Ratio (6)                 24.88%        32.51%         18.19%        17.09%        16.99%
      Total Risk-based Capital Ratio (6)                  25.64%        33.24%         18.19%        17.71%        17.65%

--------------------------------------------------------------------------------------------------------------------------
(1)  On October 31, 2003, KNBT completed the mutual-to-stock  conversion of the Bank and the related subscription stock offering and the acquisition of First Colonial.  See  "Business - General" in Item 1.
(2)  Included in the non-interest  expenses for the year ended December 31, 2003 are a  $16.1  million  contribution  to the
     Keystone  Nazareth Charitable  Foundation  and $5.7 million of merger and systems  integration  costs as a result of the acquisition of First Colonial.
(3)  Per share data is not included for 2003 because no shares were issued prior to November 2003.
(4)  Previously reported as "Guaranteed Preferred Beneficial Interest in the Company's subordinated debentures" prior to the adoption of FIN 46(R).
(5)  The calculation of the efficiency ratio for 2003 includes the effect of the  $16.1 million  contribution to the Keystone
     Nazareth Charitable Foundation and $5.7 million of merger and systems integration costs as a result of the acquisition of First
     Colonial Group.
(6)  Ratios  for  2004-2003  are for  KNBT  Bancorp.  Ratios  for 2000, 2001 and 2002 are for  Keystone Nazareth Bank & Trust
     Company (formerly Keystone Savings Bank).


Item 7.           Management's Discussion and Analysis of Financial Condition
--------------------------------------------------------------------------------
                  and Results of Operations
                  -------------------------

General

         The following presents a review of KNBT Bancorp's results of operations and financial condition. This information should be read in conjunction with KNBT's consolidated financial statements and the accompanying notes to financial statements. KNBT's consolidated earnings are derived primarily from the operations of its wholly owned savings bank subsidiary, Keystone Nazareth Bank & Trust Company, and its other subsidiaries.

         KNBT's results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense on deposits and borrowings. Non-interest income, non-interest expense and the provision for loan losses also impact KNBT's results of operations. Non-interest income consists primarily of fees and service charges related to deposits and lending activities, fees from other banking and non-banking operations, loan servicing and other non-interest income. Non-interest expense primarily consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expenses. KNBT's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact KNBT's financial condition and results of operations.

Critical Accounting Policies, Judgments and Estimates

         The accounting and reporting policies of KNBT conform with accounting principles generally accepted in the United States of America and general practices within the financial services industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying notes. Actual results could differ from those estimates.

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

         Goodwill, under SFAS No. 142, is subject to impairment testing at least annually to determine whether write-downs of the recorded balance is necessary. KNBT tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT's books to write down the related goodwill to the proper carrying value. KNBT recorded goodwill and other identifiable intangible assets as a result of the acquisition of First Colonial in October 2003.

Operating Strategy

         KNBT was organized in 2003 by Keystone Savings Bank in connection with its mutual-to-stock conversion and as the holding company for the Bank. Historically, Keystone Savings Bank operated as a traditional savings bank primarily providing single-family residential mortgage loans and a variety of retail products and services to its customers.

         Concurrent with the conversion on October 31, 2003, First Colonial was merged with and into KNBT and Nazareth National Bank and Trust Company was merged into the Bank. Historically, Nazareth National Bank and Trust Company was a full-service community commercial bank with full trust services. The resulting Bank, Keystone Nazareth Bank & Trust Company is a Pennsylvania-chartered stock savings bank. Some of the Bank's key operating strategies and characteristics are described below.

         o Maintain current branch network system with 41 branch offices located throughout Lehigh, Northampton, Monroe and Carbon Counties, Pennsylvania with consideration for additional branches in the future.

         o Continue to develop as a "relationship bank" offering a broad array of deposit and loan products as well as securities and insurance products and trust services.

         o Accelerate core deposit growth, utilizing strong deposit market share particularly in Northampton and Lehigh Counties in which the Bank has the largest and second largest, respectively, deposit market share. Overall, the Bank estimates that it has the second largest deposit share in the Lehigh Valley.

         o Focus on asset generation that continues the Bank's success in growing commercial and consumer loan portfolios without sacrificing credit quality. Intensify efforts targeting small to mid-sized businesses in the Lehigh Valley.

         o Ensure customer satisfaction by delivering unmatched personal service and provide high-quality products and services to meet the changing needs of individuals, families and businesses.

         o        Grow and diversify our operations as a community bank.

         o        Execute capital management strategy.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

         KNBT had a net income for 2004 of $17.6 million compared with a net loss of $5.8 million in 2003. The results for 2003 included one-time charges aggregating $21.8 million (pre-tax) resulting from the $16.1 million contribution to the Keystone Nazareth Charitable Foundation and $5.7 million of merger related and systems integration related charges incurred in connection with the merger with First Colonial. KNBT's net income was $12.0 million in 2002.

         KNBT's return on average assets was 0.81% in 2004 as compared to (0.46)% in 2003 and 1.25% in 2002. The return on average equity was 4.57%, (3.58)%, and 11.46% in 2004, 2003 and 2002, respectively.

         KNBT's total assets increased by $473.1 million, or 24.4%, to $2.4 billion at December 31, 2004 compared to $1.9 billion at December 31, 2003. This increase in total assets was due primarily to an increase in investment securities and net loans receivable which was partially offset by decreases in cash and cash equivalents. For the year ended December 31, 2004, KNBT's investment securities increased by $379.6 million, or 51.7% to $1.1 billion at December 31, 2004 compared to $734.1 million at December 31, 2003 as KNBT implemented its asset/liability management strategy. KNBT's net loans receivable, including mortgage loans held-for-sale, increased by $116.6 million, or 13.1% to $1.0 billion at December 31, 2004 compared to $886.8 million at December 31, 2003. Cash and cash equivalents decreased from $52.8 million, or 38.0%, from $139.0 million at December 31, 2003 to $86.2 million at December 31, 2004. Such decrease primarily reflects KNBT's purchases of investment securities during the 2004 fiscal year.

         KNBT's total liabilities increased $484.9 million, or 31.2% from $1.6 million at December 31, 2003 to $2.0 million at December 31, 2004. The increase was primarily due to a $453.5 million, or 218.9% increase in FHLB advances which were used to fund the increase in the investment securities. Total deposits increased $33.6 million, or 2.6%, to $1.3 billion at December 31, 2004 compared to December 31, 2003.

         Shareholders' equity totaled $377.4 million at December 31, 2004 compared to $389.1 million at December 31, 2003, a decrease of $11.7 million or 3.0%. The decrease in shareholders' equity was principally the result of the purchase of 808,047 shares of KNBT's stock to fund the stockholder approved 2004 Management Recognition and Retention Plan ("MRRP") at an average cost of $16.44 per share combined with the repurchase of 650,000 shares of its common stock, in connection with the Board of Directors authorized stock repurchase program, at an average cost of $17.20 per share.

Analysis of Net Interest Income

         Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is the primary source of earnings for KNBT. Therefore, changes in net interest income are an important factor in KNBT's overall net income.

         Net Interest Income. KNBT's net interest income was $63.8 million for 2004, a $25.8 million or 68.0% increase when compared to $38.0 million for 2003. The major factors in the increases in both interest income and interest expense were the increased average balances of interest-earning assets and interest-bearing liabilities due to the acquisition of First Colonial on October 31, 2003, the use of the net proceeds from KNBT's initial public offering completed on October 31, 2003, and an increase in FHLB advances which were used to fund the increase in the investment portfolio. KNBT's average interest-earning assets totaled $2.0 billion at December 31, 2004 as compared to $1.1 billion at December 31, 2003. Total interest income was $97.3 million for 2004, a $38.2 million or 64.7% increase when compared to the $59.1 million in total interest income for 2003. Average interest-bearing liabilities were $1.6 billion at December 31, 2004 compared to $1.0 billion at December 31, 2003. Total interest expense was $33.4 million for 2004, a $12.4 million or 58.8% increase when compared to the $21.1 million in total interest expense for 2003.

         Net interest income, in 2003, increased $4.9 million or 14.9% from the 2002 level of $33.1 million. This increase was primarily the result of an increase in the average balances of investment securities and interest-bearing balances with banks including a decrease in the average rate paid on interest-bearing deposits, partially offset by an increase in FHLB borrowings.

         Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earnings assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table includes information adjusted to a tax equivalent yield basis for KNBT's tax-exempt investment securities. The presentation on a tax-equivalent basis may be considered to include non-GAAP information. Management believes that it is a common industry practice in the banking industry to present such information on a fully tax equivalent basis and that such information is useful to investors in making peer comparisons. The tax-exempt adjustments and comparable GAAP information also is included in the table.


                                                                       For the Year Ended December 31,
------------------------------------------------------------------------------------------------------------------------------------
                                                     2004                          2003                             2002
                                        -----------------------------  ------------------------------   ----------------------------
                                                   Interest   Average             Interest  Average               Interest   Average
                                         Average    Income/    Yield/   Average    Income/   Yield/      Average   Income/    Yield/
                                         Balance    Expense     Rate    Balance    Expense    Rate       Balance   Expense     Rate
                                        -----------------------------  ------------------------------   ----------------------------
Assets                                      (dollars in thousands)
Interest-Earning Assets
  Interest-Bearing Balances with Banks    $ 31,209     $ 498    1.60%   $ 106,395   $ 1,028   0.97%      $ 30,577     $ 408   1.33%
  Investment Securities
     Taxable (1)                           851,624    33,757    3.96%     345,048    13,334   3.86%       241,475    13,272   5.50%
     Non-Taxable (2)                       109,515     7,188    6.56%      62,508     4,358   6.97%        31,229     2,441   7.82%
   Loans Receivable (2) (3)                967,799    58,338    6.03%     622,525    41,833   6.72%       627,001    44,188   7.05%
   Allowance for Loan Losses                (9,240)                        (3,447)                         (3,021)
                                        ----------- ---------          ----------- ---------            ---------- ---------
   Net Loans                               958,559    58,338    6.09%     619,078    41,833   6.76%       623,980    44,188   7.08%
                                        ----------- ---------          ----------- ---------            ---------- ---------
     Total Interest-Earning Assets       1,950,907    99,781    5.11%   1,133,029    60,553   5.34%       927,261    60,309   6.50%
                                                               ------                        --------                        -------
   Non-Interest-Earning Assets             213,763         -              121,964         -                33,531         -
                                        ----------- ---------          ----------- ---------            ---------- ---------
        Total Assets,
          Interest Income               $2,164,670    99,781           $1,254,993    60,553              $960,792    60,309
                                        =========== ---------          =========== ---------            ========== ---------
Liabilities
Interest-Bearing Liabilities
   Interest-Bearing Deposits
      Demand Deposits                    $ 174,698       273    0.16%   $ 102,506       298   0.29%      $ 81,609       466   0.57%
      Money Market Deposits                249,065     2,477    0.99%     203,978     2,212   1.08%       134,456     2,784   2.07%
      Savings Deposits                     221,027     1,063    0.48%     182,548     1,315   0.72%       111,689     1,680   1.50%
      Certificates of Deposit              539,505    14,372    2.66%     409,003    12,168   2.98%       417,073    18,169   4.36%
                                        ----------- ---------          ----------- ---------            ---------- ---------
        Total Interest-Bearing Deposits  1,184,295    18,185    1.54%     898,035    15,993   1.78%       744,827    23,099   3.10%
                                                               ------                        --------                        -------

   Securities Sold Under Agreements
      to Repurchase                         22,579       170    0.75%      11,931       131   1.10%         7,330       155   2.11%
   FHLB Advances                           425,167    14,316    3.37%     114,520     4,822   4.21%        67,358     3,162   4.69%
   Other Debt                               15,464       775    5.01%       2,507       115   4.59%
                                        ----------- ---------          ----------- ---------            ---------- ---------
        Total Interest-Bearing
         Liabilities                     1,647,505    33,446    2.03%   1,026,993    21,061   2.05%       819,515    26,416   3.22%
                                                               ------                        --------                        -------

Non-Interest-Bearing Liabilities
   Non-Interest-Bearing Deposits           119,133         -           -   53,559         -              - 28,881         -
   Other Liabilities                        12,376         -           -   13,832         -              -  7,603         -
                                        ----------- ---------          ----------- ---------            ---------- ---------
      Total Liabilities                  1,779,014    33,446            1,094,384    21,061               855,999    26,416
   Shareholders' Equity /
      Retained Earnings                    385,656         -           -  160,609         -              -104,793         -
                                        ----------- ---------          ----------- ---------            ---------- ---------
   Total Liabilities and Shareholders'
      Equity, Interest Expense          $2,164,670    33,446           $1,254,993    21,061              $960,792    26,416
                                        =========== ---------          =========== ---------            ========== ---------

Net Interest Income on Tax Equivalent
 Basis (2)                                            66,335                         39,492                          33,893
                                                    ---------                      ---------                       ---------
   Net Interest Spread on
     Tax Equivalent Basis (4)                                   3.08%                         3.29%                           3.28%
   Effect of Interest-Free Sources
      Used to Fund Earning Assets                               0.13%                         0.14%                           0.09%
Net Interest Margin
     Tax Equivalent Basis (5)                                   3.40%                         3.49%                           3.66%
Tax-Exempt Adjustment                                 (2,490)                        (1,490)                           (830)
                                                    ---------                      ---------                       ---------

Net Interest Income and Margin (4)                   $63,845    3.27%               $38,002   3.35%                 $33,063   3.57%
                                                    =========  ======              ========= ========              ========= =======
Average Interest-Earning Assets
      to Average Interest-Bearing
       Liabilities                                            118.42%                       110.32%                         113.15%
                                                              =======                       ========                        ========

------------------------------------------------------------------------------------------------------------------------------------
 (1)   Includes Federal Home Loan Bank stock.
 (2)   The indicated interest income and average yields are presented on a taxable equivalent basis.  The taxable equivalent adjustments included above are  $2.5 million, $1.5 million, and $830,000 for the years 2004, 2003, and 2002, respectively.
       The effective tax rate used for the taxable equivalent adjustment was 34%.
 (3)   Loan fees of $678,000, $1.5 million, and $1.2 million for the years 2004, 2003, and 2002, respectively, are included in interest income. Average loan  balances include non-accruing loans of $4.9 million, $1.7 million, and $1.2 million and average loans held-for-sale of $1.4 million, $3.1 million, and  $4.4 million for the years of 2004, 2003, and 2002, respectively.
  (4)  Net interest spread is the arithmatic difference between yield on interest-earning assets and the rate paid on interest-
       bearing liabilities.
  (5)  Net interest margin is computed by dividing net interest income by average interest-earning assets.



            Rate Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected KNBT's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to
(1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume. Amounts shown are on a tax-equivalent basis.



                                                      2004 Compared to 2003                        2003 Compared to 2002
                                            -----------------------------------------     -------------------------------------
                                               Increase (Decrease)                          Increase (Decrease)
                                                     Due to                 Total                  Due to               Total
                                            --------------------------     Increase      ------------------------     Increase
                                                Rate         Volume       (Decrease)          Rate        Volume     (Decrease)
                                            -------------  -----------   ------------     -----------  -----------  -----------
                                                                            (Dollars in Thousands)
Interest Income:
   Cash and cash equivalents                       $ 196       $ (726)        $ (530)         $ (392)     $ 1,012        $ 620
   Investment securities                            (779)      24,032         23,253          (5,790)       7,769        1,979
   Loans receivable, net                          (6,697)      23,202         16,505          (2,009)        (346)      (2,355)
                                            -------------  -----------   ------------     -----------  -----------  -----------
      Total interest-earning assets               (7,280)      46,508         39,228          (8,191)       8,435          244

Interest Expense:
   Savings deposits                                 (529)         277           (252)           (288)         120         (168)
   Checking deposits                                (235)         210            (25)         (2,011)       1,439         (572)
   Money market deposits                            (224)         489            265          (1,431)       1,066         (365)
   Certificates of deposit                        (1,678)       3,882          2,204          (5,649)        (352)      (6,001)
                                            -------------  -----------   ------------     -----------  -----------  -----------
      Total interest-bearing deposits             (2,666)       4,858          2,192          (9,379)       2,273       (7,106)

   Securities sold under agreements
    to repurchase                                    (78)         117             39            (121)          97          (24)
   FHLB advances and other borrowings             (3,587)      13,081          9,494            (554)       2,214        1,660
   Other debt                                         66          594            660           -              115          115
                                            -------------  -----------   ------------     -----------  -----------  -----------
   Total interest-bearing liabilities             (6,265)      18,650         12,385         (10,054)       4,699       (5,355)

Increase (decrease) in net
   interest income                              $ (1,015)    $ 27,858       $ 26,843         $ 1,863      $ 3,736      $ 5,599
                                            =============  ===========   ============     ===========  ===========  ===========


         Net interest income, on a fully taxable equivalent basis, amounted to $66.3 million for 2004, an increase of $26.8 million or 68.0% over $39.5 million in 2003. As shown in the "Rate/Volume Analysis" table, the increase in net interest income in 2004 was attributable to higher net interest income of $27.9 million due to changes in volume that more than offset a $1.0 million decline in net interest income due to a decline in the weighted average interest rate spread resulting from declines in market rates. The volume-related change resulted primarily from increases in investment securities and net loans (see the discussion in "Business-Lending Activities"), an increase in deposits, particularly in certificates of deposit, and an increase in FHLB advances. The decrease in the interest rate spread was primarily the result of the decrease in the yield on investment securities and loans being greater than the decrease in the rate paid on deposits and debt.

         The net interest income, on a fully taxable equivalent basis, in 2003 increased $5.6 million or 16.5% over the 2002 figure of $33.9 million. This increase was the result of growth in investments and interest-bearing balances with banks reduced in part by a small increase in net loans, and an increase in deposits and FHLB advances.

         Net interest margin, a measure of net interest income performance, is determined by dividing net interest income by the average balance of total interest-earning assets. The net interest margin was 3.27% for 2004, 3.35% for 2003 and 3.57% for 2002. The net interest margin on a tax equivalent basis was 3.40% for 2004, 3.49% for 2003 and 3.66% for 2002. The decrease in 2004 from
2003 in net interest margin was due to a 23 basis point drop in average yields on interest-earning assets versus a 2 basis point decrease in the average rate paid on interest bearing liabilities. In addition the average balance of non-interest-earning assets increased to $213.8 million in 2004 as compared to $122.0 million in 2003. The decrease in the net interest margin in 2003 compared to prior year was primarily due to the increase in non-interest earning assets which were $124.6 million at December 31, 2003 versus $33.5 million at December 31, 2002. The interest rate spread which is the difference between interest earned on assets and the interest paid on liabilities, was 3.08%, 3.29% and 3.28% for 2004, 2003 and 2002, respectively.

         KNBT presents its net interest margin on a tax equivalent basis because management believes that presentation of its net interest margin on a tax equivalent basis provides information that is useful for a proper understanding of the operating results of KNBT's business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies. Without the adjustment for tax-free income, the net interest margin would be 3.27%, 3.35%, and 3.57% for the years ending December 31, 2004, 2003 and 2002, respectively.

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

         For the year ended December 31, 2004, KNBT made a provision for loan losses of $4.3 million, as compared to $3.0 million for the year ended December 31, 2003. A primary factor in the increased provision over the comparable 2003 period was the acquisition of $271.2 million of net loans from the First Colonial acquisition of which commercial loans totaled $61.5 million. Commercial loans and commercial real estate loans are deemed to have higher levels of known and inherent losses than one to four-family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. KNBT has made provisions in order to maintain the allowance for loan losses at a level, management believes, to the best of its knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at this time.

         The provision in 2002 was $111,000, which was prior to the First Colonial merger and against a loan portfolio of predominately consisting of residential mortgage loans. Net charge-offs were $1.8 million, $1.5 million, and $570,000 in 2004, 2003, and 2002, respectively. For more information see "Business - Lending Activities - Non-Performing Assets" in Item 1.

Non-Interest Income

         Non-interest income increased in 2004 by $6.4 million or 70.6% to a total of $15.4 million from $9.0 million in 2003. The increase for 2004 over 2003 was the result of an increase of trust revenues from the Company's Trust Services Department, acquired from First Colonial, of $1.3 million or 453.8%, a $1.1 million or 75.0% increase in the cash surrender value of Bank Owned Life Insurance ("BOLI") resulting from a November 2003 purchase of an additional $30 million of such insurance, an increase of $435,000 or 10.8% in deposit service charges due to the addition of accounts from the acquisition of First Colonial and a $1.6 million or 57.8% increase in non-interest operating income, consisting primarily of higher loan fees, fees received for servicing mortgages, Visa interchange fees and other fee-based services. Non-interest income also increased as a result of an increase in net gain on sales from investment securities of $645,000, an increase of $528,000 from sale of residential mortgage loans, and gains on sale of KNBT's credit card portfolio and operations center that contributed $298,000 and $213,000, respectively, to non-interest income in 2004.

         Non-interest income increased $234,000 or 2.7% from $8.8 million in 2002 to $9.0 million in 2003. The increase in non-interest income in 2003 compared with 2002 was the result of an increase of $414,000 or 11.4% in fees for deposit service charges and increased fees from non-interest operating income of $1.5 million or 123.8%. These increases were offset by a decrease of $1.5 million on net gains on sales of investment securities. The Bank securitized a portion of its mortgage portfolio which resulted in the securities gain in 2002.

Non-Interest Expense

         Non-interest expense decreased to $52.7 million in 2004 from $55.1 million in 2003, a $2.4 million or 4.4% decrease. Non-interest expense for 2003 reflected a $16.1 million contribution to the KNBT Charitable Foundation in connection with the Bank's conversion from mutual to stock form as well as $5.7 million of merger expenses relating to the fourth quarter acquisition of First Colonial. Compensation and benefit expenses increased $10.8 million or 58.2% for the year ended December 31, 2004 as compared to the prior year. Contributing to the increase in compensation and employee benefit expense was the addition of 245 employees as a result of the merger with First Colonial. Salaries for such employees were included for two months in 2003 compared to the full year in 2004. Benefit expense for the ESOP, implemented in November 2003, was $867,000 for the year ended December 31, 2004 compared to $165,000 for the prior year reflecting a full year of operation for the ESOP in 2004. Net occupancy and equipment costs increased $3.7 million or 81.2%. The principal factors in the higher occupancy expense were the acquisition of First Colonial which added 20 offices, extensive building renovations at the newly acquired 47,000 sq. ft. operations center, at KNBT's headquarters and also at the former operations center of First Colonial. Professional fees increased $1.2 million or 110.4%. Compliance with the Sarbanes-Oxley Act of 2002, an extensive review of our loan portfolio, outsourcing certain audit functions and increased services due to the growth of the Company, contributed to such increase. Advertising expenses increased $663,000 or 189.4%. A concerted campaign to introduce the KNBT brand in the market was the primary reason for the increase. Other operating expense increased $3.9 million or 72.5% primarily due to amortization of identifiable intangible assets resulting from the First Colonial acquisition, which accounted for $2.2 million of the increase in 2004.

         Non-interest expense in 2003 increased $30.5 million or 124.4% over 2002. Total non-interest expenses were $55.1 million in 2003 and $24.6 million in 2002. The pre-tax contribution of $16.1 million to the Charitable Foundation and merger expenses of $5.7 million were the principal factors in the increase. The increase in compensation and employee benefit expense from 2002 to 2003 was $5.4 million or 41.0%. Occupancy expenses in 2003 were $4.6 million or 49.0% higher than in 2002. Contributing to the increase in compensation and employee benefit expense were normal salary increases, additional staff required for the new branches added in 2003, and staff increases in the lending and trust divisions and a benefit expense of $165,000 for the ESOP.

Income Tax Expense (Benefit)

         KNBT recorded a $4.7 million income tax provision for the year ended December 31, 2004 compared to an income tax benefit of $5.3 million for the year ended December 31, 2003. The income tax expense in 2002 amounted to $5.2 million. The tax benefit in 2003 was the result of a net operating loss for the year. KNBT's effective Federal tax rate was 21.0% for the year ended December 31, 2004 compared to a benefit of (47.8)% for the year ended December 31, 2003 and a tax rate of 30.2% for the year ended December 31, 2002.

Market Risk

         Market risk is the risk of loss from adverse changes in market prices and rates. KNBT's market risk arises primarily from interest rate risk, which is inherent in its lending and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, KNBT's primary risk is credit risk on its loan portfolio. KNBT attempts to manage credit risk through its loan underwriting and oversight policies. See "Business-Lending Activities".

         The Bank operates as a community banking institution primarily in the Pennsylvania counties of Northampton, Lehigh, Monroe and Carbon. As a result of the Bank's location and nature of operations, KNBT is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate and other loans primarily in the counties adjacent to its operations and thus is subject to risks associated with those local economies. At December 31, 2004, the Bank held a concentration of one-to four family residential real estate loans (32.1% of total loans) and consumer/installment loans (29.4% of total loans) in its loan portfolio. Loans for automobiles and other vehicles represented 40.0% of the consumer/installment loans and 11.7% of total loans at year-end 2004. The Bank's loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as "Mortgage Loans Held-for-Sale" on the KNBT's balance sheet and are subject to interest rate risk (see discussion on "Business-Loan Originations, Sales and Servicing"). KNBT does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps (see discussion on "Business-Investment Activities").

Interest Rate Sensitivity

         Interest rate sensitivity is a measure of the extent to which net interest income would change due to changes in the level of interest rates.

         The principal objective of KNBT's interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate, given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, KNBT seeks to minimize its exposure to interest rate risk. An Asset/Liability Committee ("ALCO"), consisting of key financial and service management personnel, meet on a monthly basis. The ALCO is responsible for reviewing the interest rate sensitivity of the balance sheet, formulating and overseeing the implementation of strategies regarding interest rate risk and examining the effects on net interest income and liquidity.

         KNBT primarily has utilized the following strategies in its efforts to manage interest rate risk:

         o It has emphasized originations for a portfolio of shorter term loans, particularly construction loans, commercial loans and consumer loans;

         o It has been an active seller in the secondary market of its newly originated, agency eligible long-term fixed-rate residential mortgage loans; KNBT securitized an aggregate of $47.3 million of single-family residential mortgage loans in 2003 and $115.3 million in 2002; and

         o        It  has  invested  in   securities   with   relatively   short
                  anticipated lives, generally three to five years.

         Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2004, KNBT's cumulative one-year interest rate gap, which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, as a percentage of total assets, was a positive 3.80%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to affect adversely net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to affect adversely net interest income.

         The following table sets forth the amounts of KNBT's interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2004, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family, multi-family mortgage loans and mortgage-backed securities are assumed to range from 12% to 32%. Annual rates of withdrawal or "decay rates" for money market deposit accounts, savings accounts and interest bearing checking accounts are assumed to be 38%, 8% and 8%, respectively.


                                                                              At December 31, 2004
                                     -----------------------------------------------------------------------------------------------
                                                 More than     More than    More than      More than
                                      3 Months    3 Months     6 Months       1 Year        3 Years       More than
                                       or Less  to 6 Months    to 1 Year    to 3 Years     to 5 Years      5 Years         Total
                                     ---------- ------------- ------------ -------------  -------------  -------------  ------------
                                                                         (dollars in thousands)
Interest-earning assets (1):

   Deposits at other institutions      $  56,002  $      -     $      -    $        -    $         -     $        -    $    56,002
   Loans receivable (2)                  140,743    97,755      125,996       314,471        191,251        142,986      1,013,202
   Investment securities, debt           109,897    49,977      101,486       383,751        190,650        272,679      1,108,440
   Investment securities, equity                                                                             41,711         41,711
                                     ------------ --------- ------------ -------------  -------------  -------------  -------------
      Total interest-earning
       assets                          $ 306,642  $147,732     $227,482    $  698,222    $   381,901     $  457,376    $ 2,219,355
                                     ============ ========= ============ =============  =============  =============  =============
Cumulative total interest-
   earning assets                      $ 306,642  $454,374     $681,856    $1,380,078    $ 1,761,979     $2,219,355    $ 2,219,355
                                     ============ ========= ============ =============  =============  =============  =============
Interest-bearing liabilities:
   Savings deposits                    $       -  $  8,410     $  8,410    $   11,214    $    14,017     $  168,206    $   210,257
   Interest-bearing checking deposits          -    10,849        7,232         7,233          3,616        151,881        180,811
   Money market deposits                  31,437    36,274       24,183        32,244         16,122        101,567        241,827
   Certificates of deposit                93,547    73,297      105,712       247,670         41,321            114        561,661
   FHLB advances and other
    borrowings                           110,927    29,126       50,753       276,981        161,513         69,481        698,781
                                     ------------ --------- ------------ -------------  -------------  -------------  -------------
      Total interest-bearing
       liabilities                     $ 235,911  $157,956     $196,290    $  575,342    $   236,589     $  491,249    $ 1,893,337
                                     ============ ========= ============ =============  =============  =============  =============
Cumulative total interest-
   bearing liabilities                 $ 235,911  $393,867     $590,157    $1,165,499    $ 1,402,088     $1,893,337    $ 1,893,337
                                     ============ ========= ============ =============  =============  =============  =============
Interest-earning assets
   less interest-bearing
   liabilities                          $ 70,731  $(10,224)    $ 31,192    $  122,880    $   145,312     $  (33,873)   $   326,018
                                     ============ ========= ============ =============  =============  =============  =============
Cumulative interest-rate
   sensitivity gap (3)                  $ 70,731  $ 60,507     $ 91,699    $  214,579    $   359,891     $  326,018
                                     ============ ========= ============ =============  =============  =============
Cumulative interest-rate gap as a
   percentage of total assets at
   December 31, 2004                       2.93%     2.51%        3.80%         8.88%         14.90%         13.50%
Cumulative interest-earning assets
    as a percentage of
   cumulative interest-bearing
   liabilities at December 31, 2004      129.98%   115.36%      115.54%       118.41%        125.67%        117.22%

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



         Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features that restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

         KNBT's interest rate sensitivity is monitored by management through the use of models that generate estimates of the change in its net portfolio value ("NPV") and net interest income ("NII") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. KNBT also analyzes potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table sets forth KNBT's NPV and NII analysis as of December 31, 2004 and reflects the changes to NPV and NII as a result of immediate and sustained changes in interest rates as indicated.


                                               Net Portfolio Value                    Projected
                                               at December 31, 2004          Net Interest Income for 2005
                                          ------------------------------    --------------------------------
                                                             % Change                          % Change
                                                               from                              from
Rate Scenario                                 Amount        Base Case        Amount            Base Case
---------------------------------------   --------------   -------------    -------------   ----------------
                                                                (dollars in thousands)
+ 300 basis point rate shock               $     509,843      -8.1%         $      69,742         5.0%
+ 200 basis point rate shock                     529,905      -4.4%                69,189         4.2%
+ 100 basis point rate shock                     547,637      -1.2%                67,859         2.2%
Static - base case                               554,498        -                  66,411           -
- 100 basis point rate shock                     523,554      -5.6%                61,782        -7.0%
- 200 basis point rate shock                     482,684     -13.0%                54,497       -17.9%
- 300 basis point rate shock                     444,211     -19.9%                47,960       -27.8%



Liquidity

         KNBT's primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB of Pittsburgh, as an additional funding source.

         KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB borrowings in recent years especially in 2004, as a cost efficient alternative to deposits as a source of funds. The average balance of FHLB borrowings was $425.2 million, $114.5 million, and $67.4 million for the years ended December 31, 2004, 2003, and 2002, respectively. To date, KNBT borrowings have consisted primarily of advances from the FHLB of Pittsburgh.

         Conversion from Mutual-to-Stock Form. The Bank completed its conversion in October 2003. In connection with the conversion, KNBT sold 20,201,188 shares of common stock at a price of $10.00 per share for total proceeds of $202.0 million. The capitalized expenses for the conversion were $5.8 million resulting in net proceeds of $196.2 million. Concurrent with the conversion, KNBT established the Keystone Nazareth Charitable Foundation with a contribution of 1,616,095 shares of KNBT common stock to the Foundation.

         Also concurrent with the conversion, KNBT acquired First Colonial and in connection therewith issued 8,545,855 shares of common stock to the stockholders of First Colonial in exchange for their First Colonial shares.

         In connection with the conversion, KNBT also established the ESOP. The ESOP purchased 949,845 shares in open market transactions at an average price of $17.01 per share for a total cost of $16.1 million. At December 31, 2004, 57,324 KNBT common shares were allocated to plan participants.

         A significant amount of capital was raised during the mutual-to-stock conversion and capital levels exceeded 25% at year-end 2004. KNBT's management has developed capital management strategies to effectively utilize the excess capital and improve return on equity and grow earnings per share. KNBT's capital management strategy includes the following components: 1) payment of cash dividends, 2) stock repurchases, 3) acquisitions and 4) use of leverage.

         KNBT declared and paid its first cash dividend in the second quarter of 2004 and also declared and paid dividends for the third and fourth quarters of 2004. During the fourth quarter of 2004, KNBT's Board of Directors authorized the repurchase of up to 3,062,486 shares or approximately 10% of KNBT's outstanding shares. During 2004, KNBT acquired Oakwood Financial Corp., a full-service brokerage firm based in Allentown, PA. Oakwood is a wholly owned subsidiary of the Bank and supplements the Bank's offering of investment and insurance products.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance-
         Sheet Obligations

         KNBT has not used, and has no intention to use, any significant off-balance sheet financing arrangements for liquidity purposes. Its primary financial instruments with off-balance sheet risk are limited to loan servicing for others, obligations to fund loans to customers pursuant to existing commitments and commitments to sell mortgage loans. In addition, KNBT has not had, and has no intention to have, any significant transactions, arrangements or other relationships with any unconsolidated, limited purpose entities that could materially affect its liquidity or capital resources. KNBT has not, and does not intend to, trade in commodity contracts.

         KNBT anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

         KNBT's contractual cash obligations as of December 31, 2004 are as follows:


                                                                               Payments Due by Period:
                                                               ------------------------------------------------------------
                                                                Less Than                                      More Than
                                                   Total          1 Year        1-3 Years      3-5 Years        5 Years
                                                ------------   -------------   ------------   -------------   -------------
                                                                          (dollars in thousands)
Federal Home Loan Bank debt                        $660,674       $ 137,005      $ 281,046       $ 172,117        $ 70,506
Subordinated debt                                    15,464               -              -               -          15,464
Operating leases                                      9,228           1,177          1,723             680           5,648
Severance agreements                                    650             650              -               -               -
Deferred directors' fees and
  officer compensation                                3,403              44             89              92           3,178
                                                ------------   -------------   ------------   -------------   -------------

Total obligations                                  $689,419       $ 138,876      $ 282,858       $ 172,889        $ 94,796
                                                ============   =============   ============   =============   =============

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

         KNBT's contingent liabilities and commitments as of December 31, 2004 are as follows:


                                                                  Less than                                   More than
                                                     Total         1 year        1-3 years     3-5 years       5 years
                                                  -------------  ------------   ------------  -------------  -------------
                                                                          (dollars in thousands)

Lines of credit                                       $155,820      $ 87,344       $ 18,808       $ 27,832       $ 21,836
Standby letters of credit                               23,973        17,175          6,715             83              -
Other commitments to make loans                        116,954        68,611          1,576          9,677         37,090
                                                  -------------  ------------   ------------  -------------  -------------

Total                                                 $296,747      $173,130       $ 27,099       $ 37,592       $ 58,926
                                                  =============  ============   ============  =============  =============

         Impact of Inflation and Changing Prices. The financial statements, accompanying notes, and related financial data of KNBT presented herein have been prepared in accordance with generally accepted accounting principals, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of KNBT's assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

         Leverage Transactions. Several leverage transactions were completed during the year. KNBT used capital and FHLB borrowings to purchase investments. Leverage strategies generally increase the company's interest rate risk exposure and leverage transactions are carefully monitored and measured as part of active balance sheet management.

         Regulatory Capital Requirements. KNBT and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on KNBT's financial statements.

New Accounting Pronouncements

         On December 16, 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment "Statement 123(R)" replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) establishes standards for which an entity exchanges its equity instruments for good or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

         Under Statement 123(R), all forms of share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award requires the entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award ("vesting period"). Fair value of that award will be re-measured subsequently at each reporting date through the settlement date. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

         All public entities that use the fair-value based method for either recognition or disclosure under Statement 123(R) will apply this Statement using a modified version of prospective application. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123(R) for either recognition or pro forma disclosure. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which the financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R).

         Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. This Statement applies to all awards granted after the required effective date including existing awards not vested, modified, repurchased, or canceled after that date. KNBT is currently evaluating the impact of Statement 123(R) will have on its financial statements.

         In March 2004, the Securities and Exchange Commission released Staff Accounting Bulletin ("SAB") 105, "Application of Accounting Principles to Loan Commitments." SAB 105 provides guidance regarding the measurement of loan commitments recognized at fair value under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." SAB 105 also requires companies to disclose their accounting policy for those loan commitments including methods and assumptions used to estimate fair value and associated hedging strategies. SAB 105 is effective for all loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of SAB 105 had no material effect on KNBT's consolidated financial statements.

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

Item 7A.          Quantitative and Qualitative Disclosure About Market Risks
----------------------------------------------------------------------------

         Information with respect to quantitative and qualitative disclosure is contained in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Item 8.           Financial Statements and Supplementary Data
-------------------------------------------------------------


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
KNBT Bancorp, Inc.


We have audited the accompanying consolidated balance sheets of KNBT Bancorp, Inc. (and previously Keystone Savings Bank) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KNBT Bancorp, Inc. as of December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KNBT Bancorp, Inc.'s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal controls over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.


/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 16, 2005

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS


                                                                                                At December 31,
                                                                                ---------------------------------------------
                                                                                      2004                       2003
-----------------------------------------------------------------------------------------------------------------------------
                                                                                             (dollars in thousands)
ASSETS
      Cash and Due From Banks                                                       $      30,218              $      55,059

      Interest-Bearing Deposits With Banks                                                 56,002                     83,918
                                                                                ------------------         ------------------
        Cash and Cash Equivalents                                                          86,220                    138,977
      Investment Securities Available-for-Sale                                          1,057,109                    734,087
      Investment Securities Held to Maturity                                               56,586                          -
        (Fair value of $57,034 at December 31, 2004)
      Federal Home Loan Bank of Pittsburgh Stock                                           36,456                     11,543
      Mortgage Loans Held-for-Sale                                                            718                      4,677
      Loans                                                                             1,013,202                    890,076
      Less:  Allowance for Loan Losses                                                    (10,461)                    (7,910)
                                                                                ------------------         ------------------
        Net Loans                                                                       1,002,741                    882,166
      Bank Owned Life Insurance                                                            60,501                     57,849
      Premises and Equipment, Net                                                          40,790                     35,867
      Accrued Interest Receivable                                                           9,509                      7,645
      Goodwill and Other Intangible Assets                                                 53,255                     47,448
      Other Assets                                                                         11,218                     21,714
                                                                                ------------------         ------------------
        TOTAL ASSETS                                                                $   2,415,103              $   1,941,973
                                                                                ==================         ==================

LIABILITIES
      Non-Interest-Bearing Deposits                                                 $     128,498              $     117,270
      Interest-Bearing Deposits                                                         1,194,555                  1,172,140
                                                                                ------------------         ------------------
         Total Deposits                                                                 1,323,053                  1,289,410
      Securities Sold Under Agreements to Repurchase                                       22,643                     24,550
      Advances from the Federal Home Loan Bank                                            660,674                    207,153
      Guaranteed Preferred  Beneficial Interest in the
         Company's Subordinated Debentures                                                      -                     15,000
      Subordinated Debt                                                                    15,464                          -
      Accrued Interest Payable                                                              5,811                      3,218
      Other Liabilities                                                                    10,104                     13,562
                                                                                ------------------         ------------------
        TOTAL LIABILITIES                                                               2,037,749                  1,552,893
                                                                                ------------------         ------------------

SHAREHOLDERS' EQUITY
      Preferred Stock, Par Value $.01 per share
        Authorized:  20,000,000 shares                                                          -                          -
      Common Stock, Par Value $0.01 a share                                                   297                        295
        Authorized:  100,000,000 shares
        Issued and Outstanding:
          30,656,840 shares at December 31, 2004
          30,419,397 shares at December 31, 2003
      Treasury Stock, at cost;  650,000 and 0 shares at
         December 31, 2004 and December 31, 2003, respectively                            (11,179)                         -
      Additional Paid-In Capital                                                          296,403                    297,887
      Retained Earnings                                                                   113,748                    100,570
      Unallocated Common Stock Held
        by Employee Stock Ownership Plan                                                  (15,176)                   (15,987)
      Unearned Common Stock Held
        by Management Recognition and Retention Plan                                       (9,107)                         -
      Accumulated Other Comprehensive Income                                                2,368                      6,315
                                                                                ------------------         ------------------
      TOTAL SHAREHOLDERS' EQUITY                                                          377,354                    389,080
                                                                                ------------------         ------------------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                    $   2,415,103              $   1,941,973
                                                                                ==================         ==================

-----------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


KNBT BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME


                                                                                        Year Ended December 31,
                                                                            2004                 2003                  2002
--------------------------------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands, except per share data)
INTEREST INCOME
   Loans, including fees                                             $        58,292      $        41,823       $        44,188
   Investment Securities                                                      38,501               16,212                14,883
   Other Interest                                                                498                1,028                   408
                                                                    -----------------    -----------------     -----------------
      Total Interest Income                                                   97,291               59,063                59,479
                                                                    -----------------    -----------------     -----------------

INTEREST EXPENSE
   Deposits                                                                   18,185               15,993                23,099
   Securities sold under Agreements to Repurchase                                170                  131                   155
   Advances from the Federal Home Loan Bank                                   14,316                4,822                 3,162
   Subordinated Debt                                                             775                  115
                                                                    -----------------    -----------------     -----------------
      Total Interest Expense                                                  33,446               21,061                26,416
                                                                    -----------------    -----------------     -----------------

NET INTEREST INCOME                                                           63,845               38,002                33,063
   Provision for Loan Losses                                                   4,308                2,951                   111
                                                                    -----------------    -----------------     -----------------

Net Interest Income After Provision
   for Loan Losses                                                            59,537               35,051                32,952
                                                                    -----------------    -----------------     -----------------

NON-INTEREST INCOME
   Trust Revenue                                                               1,545                  279                     -
   Brokerage Services Revenue                                                    673                  465                   420
   Deposit Service Charges                                                     4,477                4,042                 3,628
   Bank Owned Life Insurance                                                   2,652                1,515                 1,435
   Net Gains (Losses) on Sales of Investment Securities                          396                 (249)                1,202
   Net Gains on Sales of Residential Mortgage Loans                              774                  246                   900
   Net Gains on Sales of Credit Card Loans                                       298                    -                     -
   Net Gains on Sale of Assets                                                   191                    -                     -
   Net Gains on Sale of Other Real Estate Owned                                   90                    -                     -
   Non-Interest Operating Income                                               4,338                2,750                 1,229
                                                                    -----------------    -----------------     -----------------

       Total Non-Interest Income                                              15,434                9,048                 8,814
                                                                    -----------------    -----------------     -----------------

NON-INTEREST EXPENSES
   Compensation and Employee Benefits                                         29,478               18,633                13,217
   Net Occupancy and Equipment Expense                                         8,335                4,599                 3,086
   Professional Fees                                                           2,279                1,083                   868
   Advertising                                                                 1,013                  350                   840
   Data Processing                                                             1,782                2,124                 1,712
   Impairment of Mortgage Servicing Rights                                       415                1,068                   676
   Contribution to Charitable Foundation                                           -               16,161
   Merger-Related Expenses                                                         -                5,652
   Other Operating Expenses                                                    9,397                5,449                 4,169
                                                                    -----------------    -----------------     -----------------

       Total Non-Interest Expenses                                            52,699               55,119                24,568
                                                                    -----------------    -----------------     -----------------

Income (Loss) Before Income Taxes (Benefit)                                   22,272              (11,020)               17,198
Income Taxes (Benefit)                                                         4,666               (5,264)                5,188
                                                                    -----------------    -----------------     -----------------

NET INCOME (LOSS)                                                    $        17,606      $        (5,756)      $        12,010
                                                                    =================    =================     =================

PER SHARE DATA
   Net Income - Basic                                                $          0.61            N/M                   N/A
                                                                    =================    =================     =================
   Net Income - Diluted                                              $          0.60            N/M                   N/A
                                                                    =================    =================     =================
   Cash Dividends Per Common Share                                   $          0.15            N/M                   N/A
                                                                    =================    =================     =================

--------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.


KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                             Accumulated
                                       Common     Addl              Unallocated  Unearned       Other
                             Common     Stock    Paid In   Retained     ESOP    Compensation Comprehensive Treasury
                             Shares     Value    Capital   Earnings    Shares       MRP         Income       Stock      Total
---------------------------------------------------------------------------------------------------------------------------------
                                                      (dollars in thousands except share data)

Balance December 31, 2001         -     $ -      $   -     $ 94,316   $   -      $    -       $  1,472      $   -      $  95,788

Comprehensive Income
   Net Income                                                12,010                                                       12,010
   Other Comprehensive Income
   Net of Taxes                                                                                  3,251                     3,251
                                                                                                                        --------
Total Comprehensive Income                                                                                                15,261
--------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002      -      -          -       106,326       -           -          4,723          -        111,049

Comprehensive Income
   Net Loss                                                  (5,756)                                                      (5,756)
   Other Comprehensive Income
      Net of Taxes and
      Reclassification Adjustments                                                               1,592                     1,592
                                                                                                                        --------
Total Comprehensive Loss                                                                                                  (4,164)
Proceeds from Sale
 of Common Stock, Net        20,201,188   202   196,059                                                                  196,261
Shares in Merger with
 First Colonial               8,545,855    85    85,374                                                                   85,459
Issuance of Common Stock
 to Charitable Foundation     1,616,095    16    16,145                                                                   16,161
Purchase of Shares for ESOP    (949,845)   (9)                          (16,152)                                         (16,161)
Unallocated ESOP Shares
 Committed to Employees           9,723    (1)                              165                                              164
Shares Issued upon
 Exercise of Stock Options       56,259     1       310                                                                      311
                              ---------------------------------------------------------------------------------------------------
Balance at December
 31, 2003                    29,479,275   295   297,887     100,570     (15,987)     -           6,315          -        389,080

Comprehensive Income
   Net Income                                                17,606                                                       17,606
   Other Comprehensive Income
   Net of Taxes and
   Reclassification Adjustments                                                                 (3,947)                   (3,947)
                                                                                                                         --------
Total Comprehensive Income                                                                                                13,659
Cash Dividends                                               (4,428)                                                      (4,428)
Purchase of Stock for Management
 Recognition and
 Retention Plan (MRRP)                          (13,281)                                                                 (13,281)
Unallocated ESOP Shares
 Committed to Employees          47,601             (16)                    811                                              795
Shares Issued upon
 Exercise of Stock Options      237,443     2     1,286                                                                    1,288
Repurchase of
 common stock (650,000 shares)                                                                                 (11,179)  (11,179)
Establishment of a Management
 Recognition Program(MRRP)                       10,527                            (10,527)                                    -
Amortization of Compensation
 related to MRRP                                                                     1,420                                 1,420
                            ----------------------------------------------------------------------------------------------------
Balance at December
 31, 2004                    29,764,319  $297  $296,403   $ 113,748    $(15,176)  $ (9,107)    $ 2,368       $ (11,179) $377,354
                            ====================================================================================================


KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                              Year Ended December 31,
                                                                             --------------------------------------
                                                                                2004         2003          2002
-----------------------------------------------------------------------------------------------------   -----------
                                                                                      (Dollars in Thousands)
OPERATING ACTIVITIES
Net Income                                                                      $17,606     $ (5,756)     $ 12,010
Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
      Provision for Loan Losses                                                   4,308        2,951           111
      Depreciation and Amortization                                               6,359        3,180         1,317
      Compensation Expense Stock Option Plan                                         16            -             -
      Management Recognition and Retention Plan Expense                           1,404            -             -
      Amortization and Accretion of Security Premiums and Discounts, net          2,521        3,630          (521)
      (Gain) Loss on Sale of Other Real Estate Owned                                (90)          31            28
      Gain on Sales of Investment Securities                                       (396)         249        (1,202)
      Gain on Sale of Credit Card Portfolio                                        (298)           -             -
      Gain on Sale of Other Assets                                                 (191)           -            99
      Gain on Sale of Mortgage Loans                                               (774)        (246)         (900)
      Mortgage Loans Originated for Sale                                        (63,193)     (29,043)      (60,974)
      Mortgage Loan Sales                                                        67,926       50,286        37,178
      Contribution to Charitable Foundation                                           -       16,161             -
  Changes in Assets and Liabilities:                                                  -            -             -
      Increase in Bank Owned Life Insurance                                      (2,652)      (1,515)       (1,435)
      Increase (Decrease) in Accrued Interest Receivable                         (1,864)         283        (1,805)
      Increase (Decrease) in Other Assets                                         2,830       (5,849)       (2,678)
      Increase (Decrease) in Other Liabilities and Accrued Interest Payable        (865)       5,760         2,842
                                                                             -----------  -----------   -----------
Net Cash Provided by Operating Activities                                        32,647       40,122       (15,930)
                                                                             -----------  -----------   -----------
INVESTING ACTIVITIES
Proceeds from Calls and Maturities of Securities Available-for-Sale             172,937      264,030       104,037
Proceeds from Calls and Maturities of Securities Held to Maturity                 3,242            -             -
Proceeds from Sales of Securities Available-for-Sale                             11,478       28,540        63,844
Purchase of Securities Available-for-Sale                                      (516,223)    (462,963)     (184,848)
Purchase of Securities Held to Maturity                                         (59,751)           -             -
Purchase of Federal Home Loan Bank of Pittsburgh Stock                          (26,883)      (3,531)       (1,912)
Redemption of Federal Home Loan Bank of Pittsburgh Stock                          1,970            -             -
Purchase of Bank Owned Life Insurance                                                 -      (30,000)       (4,000)
Proceeds from the Sale of Credit Cards                                            1,831            -             -
Net Increase in Loans                                                          (124,883)     (62,542)       (1,915)
Purchase of Premises and Equipment                                               (8,680)     (13,138)       (1,376)
Proceeds from the Sale of Other Assets                                            1,537            -             -
Proceeds from the Sale of Other Real Estate Owned                                   364          556           791
Cash and Cash Equivalents Acquired through Merger                                     -       45,616             -
                                                                             -----------  -----------   -----------
Net Cash Used in Investing Activities                                          (543,061)    (233,432)      (25,379)
                                                                             -----------  -----------   -----------
FINANCING ACTIVITIES
Net Increase (Decrease) in Deposits                                              33,643        5,499          (394)
Net Increase (Decrease) in Repurchase Agreements                                 (1,907)      (2,113)        3,152
Proceeds from Long-Term Debt                                                    526,827       92,300        73,000
Repayment of Long-Term Debt                                                     (73,306)     (30,103)            -
Purchase of ESOP Shares                                                               -      (16,161)            -
Purchase of Treasury Stock                                                      (11,179)           -             -
Purchase of Stock for the Management Recognition and Retention Plan             (13,281)           -             -
Proceeds from Issuance of Common Stock                                                -      196,261             -
Proceeds From the Exercise of Stock Options                                       1,288          311             -
Cash Dividends Paid                                                              (4,428)           -             -
                                                                             -----------  -----------   -----------
Net Cash Provided by Financing Activities                                       457,657      245,994        75,758
                                                                             -----------  -----------   -----------
Increase (Decrease) in Cash and Cash Equivalents                                (52,757)      52,684        34,449
                                                                             -----------  -----------   -----------
Cash and Cash Equivalents January 1,                                            138,977       86,293        51,844
                                                                             -----------  -----------   -----------
Cash and Cash Equivalents  December 31,                                         $86,220    $ 138,977      $ 86,293
                                                                             ===========  ===========   ===========
Supplemental Disclosure of Cash Flow Information
      Cash Paid During the Year for
              Income Taxes                                                      $ 3,300      $ 3,075       $ 4,075
                                                                             ===========  ===========   ===========
              Interest                                                          $30,853     $ 14,882      $ 26,344
                                                                             ===========  ===========   ===========
Supplemental Disclosure of Non-cash Activities
              Mortgage Loan Securitizations                                         $ -     $ 47,251     $ 115,335
                                                                             ===========  ===========   ===========
              Reclassification of Loans Receivable to Other Real Estate Owned     $ 191        $ 473         $ 998
                                                                             ===========  ===========   ===========

-----------------------------------------------------------------------------------------------------   -----------
See accompanying notes to interim consolidated financial statements.


KNBT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - ORGANIZATION

         KNBT Bancorp, Inc. ("KNBT" or the "Company") is a Pennsylvania corporation and registered bank holding company organized in 2003. KNBT's business consists primarily of being the parent holding company for Keystone Nazareth Bank & Trust Company, a Pennsylvania-chartered savings bank. Keystone Nazareth Bank & Trust Company (the "Bank") is the stock-form successor to
Keystone Savings Bank upon the mutual-to-stock conversion of Keystone Savings Bank, which was completed on October 31, 2003. Concurrently with the mutual-to-stock conversion, KNBT acquired, through a merger, First Colonial Group, Inc. ("First Colonial"), the parent bank holding company for Nazareth National Bank and Trust Company ("Nazareth National Bank"). In connection with the acquisition of First Colonial, Nazareth National Bank and Trust Company was merged into the Bank. At December 31, 2004, the Bank operated 41 banking offices with 19 located in Northampton County, Pennsylvania, 16 in Lehigh County, Pennsylvania, five in Monroe County, Pennsylvania and one in Carbon County,
Pennsylvania. The Bank's office network includes 14 full service in-store supermarket branch offices. The Bank has ATMs in all but one of its facilities and also maintains seven off-site ATMs.

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

         KNBT and the Bank are subject to regulations of certain state and Federal agencies and, accordingly, they are periodically examined by those regulatory agencies. As a consequence of the extensive regulation of commercial banking activities, the Bank's business is particularly susceptible to being affected by state and Federal legislation and regulation, which may have the effect of increasing the cost of doing business.


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.       Basis of Financial Statement Presentation

         The accounting and reporting policies of KNBT conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of KNBT and its wholly owned subsidiaries, the Bank, Inv. I, Inv. II, the Bank's wholly owned subsidiaries KLVI, Traditions Settlement Services, and KNBT Securities.

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

3.   Investment Securities

         KNBT accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This standard requires, among other things, that debt and equity securities, classified as held-to-maturity, are accounted for at cost, adjusted for amortization of premiums and accretion of discount, using the constant yield method, based on KNBT's intent and ability to hold the securities until maturity. All other securities are included in the available-for-sale category and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a component of shareholders' equity. At the time of purchase, KNBT makes a determination as to whether or not it will hold the securities to maturity, based on an evaluation of the probability of future events. Securities that KNBT believes may be involved in interest rate risk, liquidity or other asset/liability management decisions, which might reasonably result in such securities not being held to maturity, are classified as available for sale. If securities are sold, a gain or loss is determined by specific identification and reflected in the operating results in the period the trade occurs.

         KNBT follows SFAS No. 133 as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. KNBT did not have any derivative instruments as of December 31, 2004 and 2003.

         KNBT adopted EITF 03-1, "The Meaning of Other than Temporary Impairment and Its Application to Certain Investments" as of December 31, 2003. EITF 03-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities accounted for under SFAS No. 115 that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures under EITF 03-1 are included.

4.  Mortgage Loans Held-for-Sale

         Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on the sales of loans are also accounted for in accordance with SFAS No. 134, "Accounting for Mortgage Securities Retained after the Securitizations of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise". This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitization of a mortgage loan held-for-sale, based upon its ability and intent to sell or hold these investments.

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

         KNBT adopted SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", on July 1, 2003. Implementation issue C13, "When a Loan Commitment Is Included in the Scope of Statement 133" is included in SFAS No. 149. SFAS No. 149 amends SFAS No. 133 to add a scope exception for borrowers (all commitments) and lenders (all commitments except those relating to mortgage loans that will be held-for-sale). Statement 149 also amends paragraph SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held-for-sale as derivatives. KNBT periodically enters into commitments with its customers, which it intends to sell in the future. KNBT's commitments to extend credit for loans intended for resale were not material at December 31, 2004.

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

         The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers' ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the allowance at December 31, 2004, was adequate to absorb future loan losses which are foreseeable and reasonably estimable. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management's determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review KNBT's allowance for losses on loans. Such agencies may require KNBT to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. Charge-offs to the allowance are made when the loan is transferred to real estate owned or some other determination of impairment is made.

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

         FASB Interpretation FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", requires certain disclosures effective for the year ended December 31, 2002 regarding the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor's obligations under the guarantee. Significant guarantees that have been entered into by KNBT include standby and performance letters of credit. The adoption of FIN No. 45 did not have a material impact on the consolidated financial statements.

         In October 2003, the AICPA issued SOP 03-3, "Accounting for Loans or Certain Debt Securities Acquired in a Transfer". SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Bank will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. SOP 03-3 did not have a material affect on KNBT's consolidated financial position or results of operations.

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

7.  Other Real Estate Owned

         Real estate acquired through foreclosure is classified as other real estate owned ("OREO"). OREO is carried at the lower of cost (lesser of carrying value of the loan or fair value at date of acquisition) or fair value less estimated costs to sell. Any reductions in value, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Any subsequent reductions in value are charged through earnings. Costs relating to the development or improvement of the property are capitalized; holding costs are charged to expense.

8.       Goodwill and Intangible Assets

         KNBT adopted SFAS No. 142, "Goodwill and Intangible Assets", on January 1, 2002. This statement modifies the accounting for all purchased goodwill and intangible assets. SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, KNBT employs industry practices in accordance with GAAP. KNBT tests for impairment as of September 30 each year. KNBT has tested the goodwill included on its consolidated balance sheet as of September 30, 2004 and has determined that it was not impaired as of such date.

         Intangible assets are comprised of core deposit intangibles and goodwill acquired in business combinations. KNBT's goodwill of $34.9 million primarily is the result of its acquisition of First Colonial in October 2003. Additional goodwill of $531,000 was recorded as a result of the acquisition of Oakwood on September 28, 2004. The balance of goodwill at December 31, 2004 and 2003 was $35.3 million and $29.2 million, respectively. Core deposit intangibles of $14.9 million (net of accumulated amortization of $2.6 million) at December 31, 2004 and $17.1 million at December 31, 2003 are being amortized over the estimated useful lives of the existing deposit base of 8 years using a method, which approximates the interest method. Amortization expense was $2.2 million are $364,000 for the years ended December 31, 2004 and 2003, respectively.

9.  Income Taxes

         Under the liability method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these temporary differences are estimated to reverse. Deferred tax expense is the result of changes in deferred tax assets and liabilities.

10.  Advertising

         The Company expenses advertising costs as incurred.

11.  Stock Based Compensation

         Stock Option Plans
         ------------------

         KNBT maintains the 2004 Stock Option Plan adopted by its stockholders at the 2004 annual meeting, as well as the stock option plans previously maintained by First Colonial acquired as a part of the acquisition of First Colonial in October 2003. KNBT's stock option plans are currently accounted for under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard contains a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award.
Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Except as discussed in Note L, KNBT has elected to account for options, in accordance with APB Opinion No. 25.

         The following table illustrates the effect on net income and earnings per share if KNBT had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.


                                                                            For the Year Ended
                                                                            December 31, 2004
                                                              ---------------------------------------------
                                                              (dollars in thousands except per share data)
Net Income as reported                                                               $ 17,606
Add: Stock-based employee compensation expense
included in reported net income, net                                                       16
of related tax effects
Less: Stock-based compensation cost determined
under fair value method for all awards, net                                               369
                                                                           -------------------
of related tax effects
Pro forma                                                                            $ 17,253
                                                                           ===================

Earnings per share (diluted)
As reported                                                                          $   0.60
Pro forma                                                                            $   0.59
Earnings per share (basic)
As reported                                                                          $   0.61
Pro forma                                                                            $   0.59


         Management Recognition and Retention Plan
         -----------------------------------------

         The MRRP, which is a stock-based incentive plan, provides the ability to award up to 808,047 shares of the Company's common stock, subject to adjustment, to the Company's directors, advisory directors, officers and employees. The terms of the grants made to date provide that the shares covered by the MRRP are earned by the participants at the rate of 20% per year. Compensation expense for this plan is being recorded over the vested period or a 60-month period and is based on the market value of the Company's stock as of the date the awards were made. The Company, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders' equity.

12.  Employee Benefit Plans

         KNBT has certain employee benefit plans covering substantially all employees. KNBT expenses such costs as incurred. KNBT follows SFAS No. 132, as revised in December 2003, "Employers' Disclosures about Pensions and Other Post-retirement Benefits". SFAS No. 132 revised employers' disclosures about pension and other post-retirement benefit plans. It requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardized the requirements for pensions and other postretirement benefit plans to the extent possible, and illustrates combined formats for the presentation of pension plan and other post-retirement benefit plan disclosures.

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

         All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of shareholders' equity at cost.

13.  Bank Owned Life Insurance ("BOLI")

         KNBT has purchased BOLI. BOLI involves the purchasing of life insurance by the corporation on a chosen group of employees. The proceeds are used to help defray employee benefit costs. KNBT is the owner and beneficiary of the policies. The Company originally invested $20.0 million in BOLI in 2001 and made additional BOLI investments of $4.0 million in 2002 and $30.0 million in 2003. BOLI is recorded on the consolidated balance sheets at its cash surrender value and changes in the cash surrender value are recorded in non-interest income. BOLI income is tax-exempt.

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

15.  Per Share Information

         KNBT follows the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share exclude dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Earnings per share were not meaningful in 2003 since KNBT did not complete its initial public offering until October 31, 2003.

         Basic and diluted earnings per share for the year ended December 31, 2004 were calculated as follows:


                                                                 Net              Average
                                                                Income            Shares           Per Share
                                                             (numerator)       (denominator)        Amount
                                                            ---------------------------------------------------
                                                                  (dollars in thousands)
Basic Earnings Per Share
   Income Available to Common Shareholders                        $ 17,606          29,060,702         $  0.61

Effect of Dilutive Securities
   Stock Options                                                                       416,888
   Management Recognition and Retention Plan                                            89,793
                                                                             ------------------  --------------
     Total Effect of Dilutive Securities                                               506,681         $ (0.01)
Diluted Earnings Per Share
   Income Available to Common Shareholders
   plus Assumed Exercise of Options                               $ 17,606          29,567,383         $  0.60
                                                            ===============  ==================  ==============


         Common stock outstanding at December 31, 2004 for the purpose of calculating basic earnings per share does not include 892,521 unallocated shares held by the ESOP.

         Unearned MRRP shares and MRRP shares not subject to grant are not considered to be outstanding for basic earnings per share calculations. At December 31, 2004, unearned MRRP shares totaled 629,500 and uncommitted MRRP shares totaled 178,547.

16.  Financial Instruments

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires KNBT to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of cash and cash equivalents, investment securities, loans, deposits and borrowings.

17.  Segment Information

         "SFAS" No. 131, "Disclosures About Segments of an Enterprise and Related Information," defines how operating segments are determined and requires disclosures of certain financial and descriptive information about KNBT's operating segments. Management has determined that KNBT has one operating segment and, accordingly, one reportable segment, "Community Banking." All of KNBT's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of KNBT supports the others. For example, consumer and residential mortgage lending is dependent upon the ability of KNBT to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. All significant operating decisions are based upon analysis of KNBT as one operating segment.

18.  Comprehensive Income

         SFAS No. 130, "Reporting Comprehensive Income," includes net income as well as certain other items, which result in a change to equity during the period.

         The income tax effects allocated to comprehensive income for the years ended December 31, 2004, 2003 and 2002 were as follows:


                                                                        Tax
                                                    Before tax        benefit         Net of tax
                                                      amount         (expense)          amount
                                                   -----------------------------------------------
                                                                 (dollars in thousands)
Year ended December 31, 2004

Unrealized Gains on Securities:
  Unrealized holding gains (losses) rising             $ (5,584)       $  1,898          $ (3,686)
   during period
  Less reclassification adjustment for
   net realized gains                                      (396)           (135)             (261)
                                                   -----------------------------------------------
Other comprehensive income (loss), net                 $ (5,980)       $  2,033          $ (3,947)
                                                   =============    ============     =============

Year ended December 31, 2003

Unrealized Gains on Securities:
  Unrealized holding gains (losses) rising             $  2,162        $   (734)         $  1,428
   during period
  Less reclassification adjustment for
   net realized gains                                       249              85               164
                                                   -----------------------------------------------
Other comprehensive income (loss), net                 $  2,411        $   (819)         $  1,592
                                                   =============    ============     =============

Year ended December 31, 2002

Unrealized Gains on Securities:
  Unrealized holding gains (losses) rising             $  6,266        $ (2,222)         $  4,044
   during period
  Less reclassification adjustment for
   net realized gains                                    (1,202)           (409)             (793)
                                                   -----------------------------------------------
Other comprehensive income (loss), net                 $  5,064        $ (1,813)         $  3,251
                                                   =============    ============     =============

19.  Statement of Cash Flows

         KNBT considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statement of Cash Flows.

20.  Variable Interest Entities

         In January 2003, FASB Interpretation FIN No. 46, "Consolidation of Variable Interest Entities", was issued. FIN 46 clarifies the application of Accounting Research Bulletin 51, "Consolidated Financial Statements", to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity's activities, or are not exposed to the entity's losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 were required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

         Management has determined that The First Colonial Statutory Trust I ("Trust I"), which was created by First Colonial and acquired by KNBT in the merger with First Colonial, qualifies as a variable interest entity under FIN
46. Trust I issued mandatorily redeemable preferred stock in July 2002 to investors and purchased subordinated debt issued by First Colonial. Trust I is included in KNBT's consolidated balance sheet and statements of operations as of and for the year ended December 31, 2003 and 2004. Subsequent to the issuance of FIN 46 in January 2003, the FASB issued a revised interpretation, FIN 46(R), the provisions of which had to be applied to certain variable interest entities by March 31, 2004.

         KNBT adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, KNBT ceased consolidating Trust I as of March 31, 2004. FIN 46(R) precludes consideration of the call option embedded in the preferred stock when determining if KNBT has the right to a majority of Trust I's expected residual returns. The deconsolidation resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $464,000. In addition, the income received on KNBT's common stock investment is included in other income. The adoption of FIN 46(R) had no material impact on the financial position or results of operation. The banking regulatory agencies have issued no guidance that would change the regulatory capital treatment for the trust-preferred securities issued by Trust I based on the adoption of FIN 46(R). The Federal Reserve Board has issued proposed guidance on the regulatory capital treatment for the trust preferred securities issued by KNBT as a result of the adoption of FIN 46(R). The proposed rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as "restricted core capital elements". The rule would take effect March 31, 2007; however, a three-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier I capital after applying FIN 46(R). Management has evaluated the effects of the proposed rule and does not anticipate a material impact on its capital ratios when the proposed rule is finalized.

21.  Reclassifications

         Certain reclassifications of prior years' amounts have been made to conform to the 2004 presentation.


NOTE C  -  CONVERSION AND ACQUISITION

First Colonial

         The mutual-to-stock conversion of Keystone Savings Bank coincided with the completion of the initial public offering of KNBT. KNBT sold approximately
20.2 million shares of its common stock for aggregate proceeds of $202.0 million to subscribers in its offering, contributed approximately 1.6 million shares of common stock to the Keystone Nazareth Charitable Foundation and issued, as discussed below, approximately 8.5 million shares to former stockholders of First Colonial in exchange for their shares of First Colonial common stock.

         On October 31, 2003, KNBT and the Bank completed mergers with First Colonial and its subsidiary Nazareth National Bank, respectively. Under the terms of the merger agreement, which was the result of arms-length negotiation, each of the shares of First Colonial common stock was exchanged for 3.7 shares of KNBT common stock for a total issuance of 8,545,855 shares of common stock. First Colonial stock options outstanding at the date of its acquisition were converted into 808,157 options to purchase KNBT common stock and were fully vested at the time of the completion of the merger. The transaction was accounted for under the purchase method of accounting. The acquisition resulted in the recording of an aggregate of approximately $45.9 million of goodwill and other intangible assets. The transaction was accounted for under the purchase method of accounting and KNBT's results of operations include that of First Colonial from October 31, 2003 (date of acquisition) through December 31, 2003.

         The following condensed consolidated balance sheet of First Colonial discloses the amounts assigned to each major asset and liability caption on the acquisition date of October 31, 2003.



                                                           (dollars in thousands)
Assets
Cash and due from banks                                                   $ 45,616
Investment securities                                                      271,784
Net loans                                                                  272,270
Fair value allocated to premises and equipment                               4,408
Goodwill and core deposit intangible asset                                  46,442
Other assets                                                                26,368
                                                           ------------------------
Total assets                                                             $ 666,888
                                                           ========================

Liabilities
Total deposits                                                            (512,086)
Borrowings                                                                 (64,215)
Other liabilities                                                           (5,128)
                                                           ------------------------
Total liabilities assumed                                                 (581,429)
                                                           ------------------------
Net assets acquired                                                       $ 85,459
                                                           ========================


         The following represents the unaudited pro forma financial information of KNBT as if the acquisition occurred on the first date of the periods indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.


                                                         Year ended December 31,
                                            --------------------------------------------
                                               2003             2002           2001
                                            ------------    -------------   ------------
                                                        (dollars in thousands)

Interest Income                                $ 83,713         $ 89,009       $ 90,528
Interest Expense                                 33,896           38,826         48,033
                                            ------------    -------------   ------------
Net Interest Income                              49,817           50,183         42,495
Provision for Loan Losses                         4,001            1,652            971
Non-interest Income                              14,761           15,721         10,620
Non-Interest Expense                             77,911           43,834         37,671
Net (Loss) Income                              $ (9,901)        $ 20,333       $ 10,339


Oakwood Financial Corp.

         On November 11, 2004, KNBT acquired Oakwood Financial Corp. ("Oakwood"), a full-service brokerage firm based in Allentown, PA, for $650,000. KNBT acquired $121,000 in assets and recorded $531,000 of goodwill. The merger transaction was accounted for under the purchase method of accounting. KNBT's results of operations include the operations acquired from Oakwood for the period November 11, 2004 through December 31, 2004.

         Oakwood provides a full menu of securities brokerage, insurance and investment advisory products and services. Oakwood is a wholly owned subsidiary of the Bank and now operates as KNBT Securities Inc. This purchase augments the Bank's offering of investment and insurance products offered to its customers in branch offices.

Northeast Pennsylvania Financial Corp.

         On December 8, 2004, KNBT entered into an Agreement and Plan of Merger dated December 8, 2004 (the "Merger Agreement") with Northeast Pennsylvania Financial Corp., a Delaware corporation ("NEPF"), which sets forth the terms and conditions under which NEPF will merge with and into KNBT (the "Merger").

         Under the terms of the Merger Agreement, NEPF's shareholders may elect to receive either $23.00 of KNBT common stock or $23.00 in cash in exchange for their shares of NEPF common stock, subject to an overall requirement that 50% of the total outstanding NEPF common stock be exchanged for KNBT common stock and 50% for cash. The stock component of the merger consideration will be valued at $23.00 per share based on the average market price of KNBT common stock during the 20-trading day period ending on the fifth business day prior to the Merger. The total cost of the transaction is expected to be approximately $98.0 million.

         In addition, each director of NEPF entered into a Shareholder Agreement with KNBT, pursuant to which each such person agreed, among other things, to vote his or her shares of NEPF common stock in favor of the Merger Agreement at a meeting of shareholders of NEPF which has been called to consider and approve the Merger Agreement.

         The transaction is expected to close during the second quarter of 2005. It is subject to a number of customary conditions, including, but not limited to, (a) the approval of the Merger Agreement by shareholders of NEPF and (b) the receipt of all required regulatory approvals by applicable Federal and State regulatory agencies.

Caruso Benefits Group Inc.

         On February 28, 2005,  KNBT  announced the purchase of Caruso  Benefits
Group,  Inc.  ("Caruso"),   a  benefits  management  firm  based  in  Bethlehem,
Pennsylvania.

         Caruso specializes in benefits management with an emphasis on group medical, life and disability. Under the terms of the definitive agreement, KNBT will acquire all of the capital stock of Caruso for a purchase price of $28 million in cash of which $20 million will be paid a time of closing and $8 million will be payable over a three-year period, subject to Caruso maintaining certain levels of profitability.

         Upon completion of the transaction, Caruso will operate as a wholly owned subsidiary of the Bank. The acquisition is subject to customary conditions including receipt of all required regulatory approvals and is expected to close in the second quarter of 2005.

NOTE D - INVESTMENT SECURITIES

         The amortized cost, unrealized gains and losses, and fair value of KNBT's investment securities held-to-maturity and available-for-sale are as follows:


                                                                          At December 31, 2004
                                                  -----------------------------------------------------------------
                                                                       Gross            Gross
                                                    Amortized        Unrealized      Unrealized          Fair
                                                      Cost             Gains           Losses            Value
                                                  --------------   ---------------  --------------   --------------
                                                                       (dollars in thousands)
Held to maturity:
 Obligations of states and  political
  subdivisions                                       $    5,510       $        39     $        (4)    $      5,545
 Mortgaged-backed securities
  FNMA                                                   25,893               100               -           25,993
  CMOs                                                   25,183               313                           25,496
                                                  ------------------------------------------------   --------------
     Total mortgage-backed securities                    51,076               413               -           51,489
                                                  --------------   ---------------  --------------   --------------
Total held to maturity                                   56,586               452              (4)          57,034
                                                  --------------   ---------------  --------------   --------------

Available for sale:
 U.S. Government and agencies                           174,864             1,562            (777)         175,649
 Obligations of states and  political
   subdivisions                                         104,476             2,249            (151)         106,574
 Asset-managed funds                                      4,904                 -             (93)           4,811
 Federated Liquid Cash Trust                                 35                 -               -               35
 Mortgaged-backed securities
  GNMA                                                    1,416                44               -            1,460
  FHLMC                                                 104,476               524            (346)         104,654
  FNMA                                                  308,923             2,975          (1,257)         310,641
  CMOs                                                  277,485               522          (2,125)         275,882
                                                  --------------   ---------------  --------------   --------------
 Total mortgage backed securities                       692,300             4,065          (3,728)         692,637
 Corporate and other debt  securities                     9,029               168               -            9,197
 Equity securities                                       67,914             1,093            (801)          68,206
                                                  --------------   ---------------  --------------   --------------
Total available for sale                              1,053,522             9,137          (5,550)       1,057,109
                                                  --------------   ---------------  --------------   --------------

Total investment securities                         $ 1,110,108       $     9,589     $    (5,554)    $  1,114,143
                                                  ==============   ===============  ==============   ==============

         The amortized cost and fair value of KNBT's investment and mortgage-backed securities available-for-sale at December 31, 2003, by contractual maturity, are shown below. No securities were held to maturity as such date.


                                                                                  At December 31, 2003
                                                              ----------------------------------------------------------
                                                                                Gross          Gross
                                                               Amortized     Unrealized     Unrealized         Fair
                                                                 Cost           Gains         Losses          Value
                                                              ------------   ------------   ------------   -------------
                                                                                 (dollars in thousands)
U. S. Government and agencies                                    $118,037        $ 2,442          $ (99)       $120,380
Obligations of states and political subdivisions                  112,228          3,584           (157)        115,655
Mortgage-backed securities
  GNMA                                                              2,124             14              -           2,138
  FHLMC                                                            83,737          1,016           (768)         83,985
  FNMA                                                            224,802          5,597         (2,861)        227,538
  CMOs                                                            150,645            628           (576)        150,697
                                                              ------------   ------------   ------------   -------------
Total mortgaged-backed securities                                 461,308          7,255         (4,205)        464,358
Corporate and other debt securities                                15,068            569              -          15,637
ARM fund                                                            4,939              -            (59)          4,880
Equity securities                                                  12,939            272            (34)         13,177
                                                              ------------   ------------   ------------   -------------
Total investment securities                                      $724,519       $ 14,122       $ (4,554)       $734,087
                                                              ============   ============   ============   =============


         The amortized cost and fair value of KNBT's investment and mortgage-backed securities held-to-maturity and available-for-sale at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                              At December 31, 2004
                                                     ---------------------------------------
                                                         Amortized                Fair
                                                            Cost                  Value
                                                     -----------------      ----------------
                                                             (dollars in thousands)
Held to maturity
Investment securities
 Due in one year or  less                              $            -         $           -
 Due after one year through five years                              -                     -
 Due after five years through ten  years                            -                     -
 Due after ten years                                            5,510                 5,545
                                                     -----------------      ----------------
Total investment securities held to maturity                    5,510                 5,545
                                                     -----------------      ----------------
Mortgage-backed securities                                     51,076                51,489
Asset managed funds                                                 -                     -
Equity securities                                                   -                     -
                                                     -----------------      ----------------
Total held to maturity                                         56,586                57,034
                                                     -----------------      ----------------

Available for sale
Investment securities
 Due in one year or less                                        3,996                 4,009
 Due after one year through five years                         84,408                84,243
 Due after five years through ten years                       101,793               102,374
 Due after ten years                                           98,172               100,794
                                                     -----------------      ----------------
Total investment securities available for sale                288,369               291,420
                                                     -----------------      ----------------
Mortgage-backed securities                                    692,300               692,637
Asset managed funds                                             4,939                 4,846
Equity securities                                              67,914                68,206
                                                     -----------------      ----------------
Total available for sale                                    1,053,522             1,057,109
                                                     -----------------      ----------------

Total investment securities                            $    1,110,108         $   1,114,143
                                                     =================      ================


         Gross gains of $409,000 and losses of $14,000 were realized on sales of investment securities classified as available-for-sale during the year ended December 31, 2004. Gross gains of $146,000 and losses of $395,000 were realized on sales of investment securities classified as available-for-sale for the year ended December 31, 2003. Gross gains of $1.2 million were realized on sales of investment securities classified as available-for-sale for the year ended December 2002. There were no gross losses realized on the sale of investment securities in 2002.

         As of December 31, 2004 and 2003, FHLB securities having a book value of $337.9 million and $63.8 million were pledged to secure public deposits, outstanding advances and for other purposes as required by law.

         The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004.


                                      Less than 12 Months             12 Months or Longer                   Total
                                 ------------------------------    --------------------------     ------------------------
Description of Securities        Fair Value     Unrealized Losses  Fair Value  Unrealized Losses  Fair Value  Unrealized Losses
----------------------------------------------  ----------------- -----------  ----------------- -----------  ------------
                                                                    (dollars in thousands)

U.S. Government and agencies      $    82,624    $         (777)    $       -    $          -      $  82,624   $      (777)
Obligations of states and
  political subdivisions               16,240               (37)        7,511            (118)        23,751          (155)
Mortgage-backed securities            343,852            (3,411)       25,870            (318)       369,722        (3,729)
Corporate debt securities              19,956               (69)            -               -         19,956           (69)
                                 -------------  ----------------   -----------  --------------    ----------- -------------
Subtotal, debt securities             462,672            (4,293)       33,381            (436)       496,053        (4,729)
ARM funds                                   -                 -         4,811             (93)         4,811           (93)
Equity securities                       2,950              (327)        5,352            (405)         8,302          (732)
                                 -------------  ----------------   -----------  --------------    ----------- -------------
Total temporarily impaired
 securities                       $   465,622    $       (4,620)    $  43,544    $       (935)     $ 509,166   $    (5,554)
                                 =============  ================   ===========  ==============    =========== =============


         Management has reviewed the securities listed in the above table and believes all unrealized losses to be temporary. The unrealized losses are due primarily to changes in market interest rates and other temporary changes in market conditions. As of December 31, 2004, KNBT held 648 different securities of which 181 were in an unrealized loss position.


NOTE E - LOANS

         A summary of KNBT's loans receivable is as follows:


                                                                  At December 31,
                                                      --------------------------------------
                                                            2004                   2003
                                                      ---------------        ---------------
                                                              (dollars in thousands)
Real Estate
   Residential                                           $   326,552            $   346,221
   Construction                                              106,361                112,684
   Commercial                                                231,132                156,563
                                                      ---------------        ---------------
     Total real estate                                       664,045                615,468

   Consumer loans                                            297,935                265,541
   Commercial (non real estate)                               50,691                 38,978
   States and political subdivisions                           1,170                  2,334
                                                      ---------------        ---------------
     Total gross loans                                     1,013,841                922,321

Less:
   Mortgage loans held-for-sale                                 (718)                (4,677)
   Undisbursed portion of construction
      loans in process (1)                                         -                (27,099)
   Deferred fees (costs)                                          79                   (469)
                                                      ---------------        ---------------
     Total loans                                           1,013,202                890,076

Less: Allowance for loan losses                              (10,461)                (7,910)
                                                      ---------------        ---------------
     Total net loans                                     $ 1,002,741            $   882,166
                                                      ===============        ===============

(1)  For the years 2003 and prior, KNBT's core processing system included the undisbursed portion of construction loans in process.  Total loans had to be reduced by this number in order to calculate net loans.  For the year 2004, KNBT's new core processing system no longer includes the undisbursed amount in loan totals.  Loans in process at
       December 31, 2004 equaled $36.9 million.


         The Bank makes loans to its directors and executive officers. These loans were made in the ordinary course of business and on substantially the same terms and conditions as those with other borrowers.

         An analysis of the 2004 activity of these loans follows:


                                                             (dollars in thousands)

Balance, January 1, 2004                                                     $ 3,486
   New loans                                                                     152
   Repayments                                                                 (1,533)
                                                             ------------------------
Balance, December 31, 2004                                                   $ 2,105
                                                             ========================


         KNBT's non-performing loans are as follows:


                                                                          At December 31,
                                                         -----------------------------------------------
                                                             2004             2003             2002
                                                         -------------    -------------    -------------
                                                                     ( dollars in thousands )

Non-accrual loans                                             $ 4,544          $ 1,720          $ 2,197

Accruing loans 90 days or more past due                           511              405              298
                                                         -------------    -------------    -------------
     Total non-performing loans                               $ 5,055          $ 2,125          $ 2,495
                                                         =============    =============    =============

Interest income not recognized on
     non-accrual loans                                          $ 125             $ 50             $ 66
                                                         =============    =============    =============


         KNBT's recorded investment in impaired loans was $424,000 at December 31, 2004 and $217,000 at December 31, 2003. KNBT did not have any impaired loans at December 31, 2002. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $61,000 at December 31, 2004 and $33,000 at December 31, 2003. The average impaired loan balance for the year ended December 31, 2004 was $446,000 compared with $217,000 for the year ended December 31, 2003. KNBT received principal payments of $64,000 on impaired loans in 2004. Income on impaired loans is recognized by KNBT on a cash basis. KNBT did not recognized any income on impaired loans in 2004 and recognized income of approximately $34,000 on impaired loans in 2003. There were no principal payments and no income recognized on impaired loans in 2002.

         Activity in the allowance for loan losses is as follows:


                                                                           At December 31,
                                                             ------------------------------------------
                                                                2004           2003           2002
                                                             -----------    ------------   ------------
                                                               (dollars in thousands)
Allowance for loan losses,
  beginning of period                                          $  7,910         $ 2,927        $ 3,386
Allowance acquired from merger with First Colonial                    -           3,548              -
Provision for loan losses                                         4,308           2,951            111
Loans charged-off                                                (2,012)         (1,603)          (623)
Recoveries of loans previously charged-off                          255              87             53
                                                             -----------    ------------   ------------
Balance, end of year                                           $ 10,461         $ 7,910        $ 2,927
                                                             ===========    ============   ============


NOTE F - PREMISES AND EQUIPMENT

         KNBT's premises and equipment are summarized as follows:



                                                                    At December 31,
                                          Estimated         --------------------------------
                                        useful lives            2004              2003
                                        --------------      --------------   ---------------
                                                                (dollars in thousands)

Land                                    Indefinite                $ 3,608          $  3,624
Buildings and leasehold
   improvements                         30-50 years                28,469            25,923
Furniture and fixtures                  3-10 years                 22,102            16,279
Purchase accounting adjusment           20 years                    4,184             4,379
                                                            --------------   ---------------
                                                                   58,363            50,205
Less accumulated depreciation
   and amortization                                               (17,573)          (14,338)
                                                            --------------   ---------------
                                                                 $ 40,790          $ 35,867
                                                            ==============   ===============


         Construction in process of approximately $600,000 for December 31, 2004 is included in the balances in the above table and will not be depreciated until the property is put in service.

         Depreciation expense was $3.6 million, $1.8 million and $1.3 million for the years ended December 31, 2004, 2003 and 2002. As a result of the merger with First Colonial, the premises and equipment of First Colonial were marked to fair value, which resulted in an intangible amount of $4.4 million. Amortization of $195,000 and $29,000 of this intangible asset was recorded for the year ended December 31, 2004 and 2003, respectively. The intangible related to the buildings and leasehold improvements is being amortized over a 20-year period.


NOTE G - ASSET SECURITIZATIONS AND CAPITALIZED SERVICING ASSETS

1.       Asset Securitization

         During  2004,  KNBT  did  not  securitize  any  loans.  In  2003,  KNBT securitized approximately $47.3 million of one-to four-family residential mortgage loans in a guaranteed mortgage securitization with the Federal National Mortgage Association ("FNMA"). KNBT recognized no gain or loss on the transaction as it retained all of the resulting securities. All of the resulting securities were classified as investment securities available-for-sale. In 2002, KNBT securitized approximately $115.3 million of one-to four-family residential mortgage loans in a guaranteed mortgage securitization with the FNMA. KNBT sold $61.4 million to various investors and recognized a gain of $1.2 million on the transaction. The remaining $53.9 million of loans securitized were retained by KNBT and classified as investment securities available-for-sale. No gain or loss was recognized on the securities retained. KNBT retained the servicing rights on all of the loans securitized and allocated $736,000 of the carrying value of the loans to be treated as capitalized servicing assets.

         At December 31, 2004, and December 31, 2003, KNBT's retained securities had an aggregate amortized cost of $32.0 million and $49.0 million, respectively, and an aggregate estimated fair value of $33.2 million and $50.8 million, respectively. The estimated fair values were obtained from independent pricing sources and management does not anticipate that a hypothetical adverse change from expected pricing assumptions would have a significant impact on the fair value of the subordinated debt. During the years ended December 31, 2004 and 2003, KNBT received $19.5 million and $46.1 million, respectively, in principal and interest payments on the retained securities and $103,000 and $106,000 in servicing fees from FNMA. At December 31, 2004, KNBT held $332.0 million of residential mortgage loans, $9.8 million of which were past due 30 days or more. KNBT had $41,000 in credit losses on residential real estate loans during the period ended December 31, 2004. At December 31, 2003, KNBT held $346.2 million of residential mortgage loans, $4.2 million of which were past due 30 days or more. KNBT had $92,000 in credit losses during the period ended December 31, 2003.

2.       Capitalized Servicing Assets

         Changes in capitalized servicing assets were as follows:



                                               Year ended December 31,
                              --------------------------------------------------------
                                  2004                 2003                2002
                              --------------      ---------------     ----------------
                                              (dollars in thousands)

Balance, beginning                  $ 1,040              $   911                $ 567
Acquired from First Colonial              -                  662                    -
Amortizations                          (415)              (1,068)                (287)
Sales                                   813                  416                1,020
Valuation allowance                       -                  119                 (389)
                              --------------      ---------------     ----------------
Ending balance, net                 $ 1,438              $ 1,040                $ 911
                              ==============      ===============     ================


NOTE H - DEPOSITS

         KNBT's deposits are as follows:


                                                              At December 31,
                                               -----------------------------------------
                                                      2004                   2003
                                               -------------------      ----------------
                                                          (dollars in thousands)

Non-interest bearing deposits                         $   128,498           $   117,270
Interest-bearing checking deposits                        180,811               163,749
Savings and club deposits                                 210,257               221,176
Money market deposits                                     241,827               239,521
Time deposits                                             473,933               490,838
Time deposits of $100,000 or more                          87,727                56,856
                                               -------------------      ----------------
                                                      $ 1,323,053           $ 1,289,410
                                               ===================      ================


         Maturities of time deposits at December 31, 2004 are as follows:


                                      (dollars in thousands)

2005                                              $ 271,790
2006                                                144,291
2007                                                103,485
2008                                                 18,116
2009                                                 23,205
Thereafter                                              773
                                      ----------------------
                                                  $ 561,660
                                      ======================

NOTE I - BORROWINGS

1.  FHLB Advances

         FHLB  ("FHLB")  advances at December  31,  2004 and  December  31, 2003 totaled $660.7 million and $207.2 million, respectively. The advances are collateralized by FHLB stock and otherwise unencumbered qualified assets. The fair value of such collateral for these advances totaled approximately $1.1 billion at December 31, 2004 and $821.7 million at December 31, 2003. These advances had a weighted average interest rate of 3.30%, 4.21% and 4.69% for the years ended December 31, 2004, 2003 and 2002, respectively. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.

         The following table shows certain information regarding KNBT's FHLB advances:

      FHLB Advances
          Due In                   At December 31, 2004
---------------------------      ------------------------
                                  (dollars in thousands)

2005                                           $ 137,005
2006                                             123,364
2007                                             157,682
2008                                              56,949
2009                                             115,168
2010 and thereafter                               70,506
                                 ------------------------
Total                                          $ 660,674
                                 ========================



                                                             At or For the Year Ended December 31,
                                                      -----------------------------------------------------
                                                          2004               2003                2002
                                                      ---------------   ----------------    ---------------
                                                                      (dollars in thousands)

Average balance outstanding                                $ 425,167          $ 114,520           $ 67,358
Maximum amount outstanding at
   any month-end during the period                         $ 664,228          $ 207,153          $ 113,500
Balance outstanding at end of period                       $ 660,674          $ 207,153          $ 113,500

Average interest rate during the period                        3.37%              4.21%              4.69%
Weighted average interest rate at end of period                3.30%              4.11%              4.40%


2.  Securities Sold Under Agreements to Repurchase

         KNBT, pursuant to a designated cash management agreement, utilizes securities sold under agreements to repurchase as vehicles for customers' sweep and term investment products. Securitizations under these cash management agreements are in U.S. Treasury and agency securities and obligations of states and political subdivisions securities.

         These  securities  are  held  in a  third  party  custodian's  account,
designated  by  KNBT  under  a  written  custodial   agreement  that  explicitly
recognizes KNBT's interest in the securities.

         The details of securities sold under agreements to repurchase are as follows:



                                                               At or For the Year Ended December 31,
                                                           -----------------------------------------------
                                                              2004                2003            2002
                                                           -----------    ---------------    -------------
                                                                         (dollars in thousands)

Average balance outstanding                                  $ 22,579           $ 11,931         $  7,330
Maximum amount outstanding at any
   month-end during the period                               $ 31,076           $ 29,010         $ 10,051
Balance outstanding at end of period                         $ 22,643           $ 24,550         $  8,904
Average interest rate during the period                         0.75%              1.10%            2.09%
Weighted average interest rate at end of period                 0.99%              0.64%            1.85%


3. Guaranteed Preferred Beneficial Interest in KNBT's Subordinated Debenture.

         As a result of the merger with First Colonial, the Company also acquired Trust I and assumed its debt. Trust I is a wholly-owned Connecticut statutory business trust subsidiary of KNBT organized for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by KNBT. On June 26, 2002, First Colonial issued $15.0 million of subordinated debentures to Trust I and Trust I issued $15.0 million in pooled trust preferred securities. The subordinated debentures are the sole asset of the Trust I. The trust preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (5.99% at December 31, 2004) is variable, adjusting quarterly at the three-month LIBOR rate plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2032, but may be redeemed in whole or in part beginning in June 2007 and may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. The net proceeds of the trust preferred securities have been used to support the Company's growth and expansion and for other general corporate purposes.


NOTE J - INCOME TAXES

         The components of KNBT's income taxes were as follows for the years ended:


                                      Year ended December 31,
                         -----------------------------------------------
                            2004             2003              2002
                         ------------     ------------     -------------
                                      (dollars in thousands)
Current:
  Federal                    $ 4,745         $  1,249           $ 5,232
  State                            -                -               128
                         ------------     ------------     -------------
                               4,745            1,249             5,360
Deferred:
  Federal                        (79)          (6,513)              172
                         ------------     ------------     -------------
                             $ 4,666         $ (5,264)          $ 3,326
                         ============     ============     =============

The reconciliation of KNBT's tax computed at the statutory rate is as follows:



                                                                   Year ended December 31,
                                                     -----------------------------------------------
                                                        2004             2003              2002
                                                     ------------     ------------     -------------
                                                                  (dollars in thousands)

Tax expense (benefit) at statutory rate of 35%           $ 7,795         $ (3,857)          $ 6,019
Increase (decrease) resulting from:
  Tax-exempt income                                       (3,156)          (1,565)           (1,036)
  State tax expense, net federal benefit                       -                -                84
  Other, net                                                  27              158               121
                                                     ------------     ------------     -------------
    Income tax expense (benefit)                         $ 4,666         $ (5,264)          $ 5,188
                                                     ============     ============     =============


         Deferred tax assets and liabilities consist of the following:

                                                      At December 31,
                                               ----------------------------
                                                   2004           2003
                                               -------------   ------------
                                                    (dollars in thousands)
Deferred tax assets:
  Deferred compensation                             $ 1,584        $ 1,268
  Allowance for loan losses                           3,661          2,344
  Investment acquisition adjustment                                  2,081
  Charitable contribution                             5,209          5,540
  Other                                               1,165            584
                                               -------------   ------------
                                                     11,619         11,817
                                               -------------   ------------
Deferred tax liabilities:
  Fixed assets                                         2555          2,057
  Core deposit intangible                              5230          5,995
  Mortgage servicing rights                             503            111
  Unrealized gains on securities
    available-for-sale                                 1220          3,253
                                               -------------   ------------
                                                       9508         11,416
                                               -------------   ------------
    Net deferred tax (asset)                        $ 2,111        $   401
                                               =============   ============


         As a result of the acquisition of First Colonial, KNBT computed a deferred tax liability of $5.1 million and deferred tax liability of $1.5 million for the core deposit intangible and the step up of the fixed assets acquired, respectively. KNBT will not be required to recapture approximately $9.8 million of its tax bad debt reserve attributable to bad debt deductions taken prior to 1988 as long as the Bank continues to operate as a bank under federal tax law and does not use the reserve for any other purpose. In accordance with SFAS No. 109, KNBT has not recorded any deferred tax liability on this portion of its tax bad debt reserve. The tax that would be paid if KNBT ultimately was required to recapture that portion of the reserve would amount to approximately $3.4 million.


NOTE K - RETIREMENT PLANS

1.  Defined Benefit Plans

         KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during the plan year. Benefits are generally based on years of service and the highest average compensation of five consecutive years of employment. It is KNBT's policy to fund the amount that satisfies the statutory requirements under the Employee Retirement Income Security Act. KNBT's contributions to the multiple employee pension plan for the years ended December 31, 2004, 2003, and 2002 were approximately $139,000, $816,000 and $529,000, respectively. In October 2003, KNBT froze the future accrual of benefits under the defined benefit pension plan and ceased admission of any new participants. KNBT will continue to contribute to this plan for benefits accrued prior to October 2003.

2.  Defined Contribution Plan

         KNBT also has a 401(k) plan which covers substantially all employees. Employees may elect to defer 1% to 20% of their compensation per year. KNBT will match 50% of the contributions up to 6% of compensation per year. KNBT's contributions to the 401(k) plan totaled approximately $498,000, $306,000 and $222,000 for the years ended December 31, 2004, 2003, and 2002, respectively.

3.  Employee Stock Ownership Plan

         KNBT established an ESOP in November 2003 for all eligible employees as defined by the ESOP. KNBT accounts for its ESOP in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans." The ESOP borrowed $16.1 million from KNBT which was used to purchase 949,845 shares of KNBT common stock in the market at an average price of $17.01 per share.

         Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders' equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. KNBT will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of KNBT's ESOP shares differs from the cost of such shares, this differential is credited to equity. KNBT will receive a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan extended to the ESOP by KNBT is not reported as an asset nor is the debt of the ESOP shown as a liability. Dividends on allocated shares are expected to be used to pay the ESOP debt. The ESOP compensation expense for 2004 was $798,000 which is the fair value of the shares released in 2004 as provided by SOP 93-6. Dividends of $5,000 were paid in 2004 on ESOP shares held. ESOP compensation expense was $165,000 for 2003. At December 31, 2004, the ESOP had a total of 949,845 shares of KNBT common stock, of which 892,521 were unallocated and 57,324 were allocated. At December 31, 2003, ESOP has a total of 949,845 shares of KNBT stock of which 940,122 were unallocated and 9,723 were allocated. At December 31, 2004, the fair value of the unreleased ESOP shares, using the closing quoted market price of $16.90 per share at year-end, was approximately $15.1 million.

4.  Post-Retirement Benefit

         KNBT, as a part of the merger, assumed First Colonial's post-retirement benefit plan that covers certain First Colonial retired employees. This plan generally provides medical insurance benefits to a group of previously qualified retirees and spouses who were 60 years of age or older on January 1, 1992 and who have retired after attaining age 65. This plan is unfunded. As permitted by SFAS No. 106, KNBT elected to delay the recognition of this transition obligation by accruing $308,000, which arose from adopting SFAS No. 106, and amortizing this amount on a straight-line basis over 20 years.


         The components of the net periodic post-retirement benefit cost are as follows:

                                                Year Ended December 31,
                                            --------------------------------
                                                  2004               2003
                                            --------------      ------------
                                                (dollars in thousands)

Interest cost                                        $ 14              $  8
Amortization of transition
  obligation                                           15                15
Amortization of unrecognized gain                       -                (8)
                                            --------------      ------------

Net periodic benefit cost                            $ 29              $ 15
                                            ==============      ============


         The assumptions used to develop the net periodic post-retirement benefit cost are as follows:

                                                  Year Ended December 31,
                                            ------------------------------------
                                                 2004                2003
                                            ----------------    ----------------

Discount rate                                    6.00%               6.50%
Medical care cost trend rate                     9.00%               7.00%


         The  medical  care  cost  trend  used  in  the  actuarial   computation
ultimately was increased to 9.0% in 2004 and 6.0% in 2007 and subsequent years. This was accomplished by using 1.0% decrements through the year 2007 and later.

         The table of actuarially computed plan assets and benefit obligations for KNBT is presented below.



Post-Retirement Plan                                                  Year Ended December 31,
                                                                 ----------------------------------
                                                                      2004               2003
                                                                 ---------------     --------------
                                                                        (dollars in thousands)
Change in benefit obligation:
Benefit obligation assumed from merger
  with First Colonial                                                     $ 124              $ 163
Service cost                                                                  -                  -
Interest cost                                                                14                  8
Actual gain                                                                   -                  -
Change due to change in experience                                          105                (31)
Change due to change in assumption                                           16                  -
Benefits paid                                                               (25)               (16)
                                                                 ---------------     --------------
Benefits obligation at end of year                                        $ 234              $ 124
                                                                 ===============     ==============

Change in plan assets:
Fair value of plan assets at beginning of year                                -                  -
Actual return on plan assets                                                  -                  -
Employer contribution                                                         -                  -
Benefits paid                                                                 -                  -
                                                                 ---------------     --------------
Fair value of plan assets at end of year                                      -                  -

Funded status                                                             $(234)             $(124)
Unrecognized net transition obligation                                      124                139
Unrecognized net gain (loss)                                                 38                (83)
                                                                 ---------------     --------------
Accrued benefit cost                                                      $ (72)             $ (68)
                                                                 ===============     ==============



         The effect of a one percentage point increase in each future year's assumed medical care cost trend rate, holding all other assumptions constant, would increase the accumulated post-retirement benefit obligation by $14,801 and the net post-retirement benefit cost by $827. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation by $13,508 and the net post-retirement benefit cost by $758.

         Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $18,000 in 2004.

Post-Retirement Plan                   Estimated Future Benefit Payments
                                            (dollars in thousands)

1/1/2005 to 12/31/2005                             $ 28,942
1/1/2006 to 12/31/2006                             $ 27,548
1/1/2007 to 12/31/2007                             $ 26,362
1/1/2008 to 12/31/2008                             $ 24,953
1/1/2009 to 12/31/2009                             $ 23,576
1/1/2010 to 12/31/2014                             $ 97,149



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

         The following table sets forth the changes in benefit obligations and plan assets of the directors' deferred plan.



Directors' Deferred Plan                                                         Year ended December 31,
                                                                           ----------------------------------
                                                                                 2004               2003
                                                                           ---------------    ---------------
                                                                                  (dollars in thousands)
Change in benefit obligation:
Benefit obligation assumed from merger with First Colonial                         $  360             $  389
Service cost                                                                            -                  -
Interest cost                                                                          21                 25
Change due to change in assumptions                                                    10                 10
Change due to plan amendment                                                            -                  -
Actual loss                                                                            (1)               (11)
Benefits paid                                                                         (52)               (53)
                                                                           ---------------    ---------------
Benefits obligation at end of year                                                 $  338             $  360
                                                                           ===============    ===============

Change in plan assets:
Fair value of plan assets received from merger with First Colonial                      -                  -
Actual return on plan assets                                                            -                  -
Employer contribution                                                                  52                 53
Benefits paid                                                                         (52)               (53)
                                                                           ---------------    ---------------
Fair value of plan assets at end of year                                                -                  -

Funded status                                                                      $ (338)            $ (360)
Unrecognized net transition asset                                                       -                  -
Unrecognized net actuarial (gain) loss                                                 40                 31
Unrecognized prior service cost                                                         -                  -
Adjustment to recognize
  additional minimum liability                                                        (40)               (31)
                                                                           ---------------    ---------------
Accrued benefit cost                                                               $ (338)            $ (360)
                                                                           ===============    ===============



         Actuarial present value of benefit obligations is as follows:


Directors' Deferred Plan                 Year ended December 31,
                                    -------------------------------
                                        2004              2003
                                    -------------     -------------
                                        (dollars in thousands)

Service cost                                 $ -               $ -
Interest cost                                 21                25
Net amortization and
  deferral of prior service costs              -                 -
                                    -------------     -------------
Net Periodic Benefit Cost                   $ 21              $ 25
                                    =============     =============


         The weighted-average assumed discount rates used in determining the actuarial present value of the projected benefit obligation were 6.25% in 2004 and 6.50% in 2003. The weighted-average expected long-term rate of return on assets was 9.0% for 2004 and 2003.

Directors' Deferred Plan                   Estimated Future Benefit Payments
                                                (dollars in thousands)

1/1/2005 to 12/31/2005                                 $ 45,570
1/1/2006 to 12/31/2006                                 $ 37,774
1/1/2007 to 12/31/2007                                 $ 26,143
1/1/2008 to 12/31/2008                                 $ 37,896
1/1/2009 to 12/31/2009                                 $ 37,881
1/1/2010 to 12/31/2014                                 $158,074

6.  Deferred Compensation Plans

         KNBT maintains two deferred compensation plans. One of these plans was acquired through KNBT's acquisition of First Colonial. These deferred compensation arrangements permit the directors and certain executive officers to defer director's fees or salary, as the case may be, and other compensation at the election of the participants. At December 31, 2004, there were $320,000 in accumulated balances for KNBT's directors (compared to $223,000 at December 31,
2003) and $189,000 in accumulated balances for former First Colonial directors (compared to $224,000 at December 31, 2003) under the acquired First Colonial plan for an aggregate of $509,000. The weighted-average earnings for directors in these plans in 2004 was 7.0% under the KNBT plan and 1.4% under the former First Colonial plan. The weighted-average earnings for director's deferred accounts in 2003 was 4.3% for the KNBT plan and 1.3% for the former First Colonial plan. Deferred fees will be paid out when the participant retires or as otherwise provided by the plan agreements. Selected executive officers also are permitted to defer compensation. The KNBT plan includes all funds that were previously identified as the executive supplemental retirement plan. At December 31, 2004 and 2003, the balance accumulated for executive officers was approximately $2.4 million and $1.7 million respectively. The weighted-average earnings on these deferred funds for executive officers was 9.06% in 2004 and 2.0% in 2003. These deferred amounts will be paid out when the executive retires or as otherwise provided by the plan agreement.


NOTE L - STOCK OPTIONS

Stock Option Plans

         KNBT maintains the 2004 Stock Option Plan adopted by its stockholders at the 2004 annual meeting, as well as the stock option plans previously maintained by First Colonial acquired as a part of the acquisition of First Colonial in October 2003. KNBT's stock option plans during 2004 were accounted for under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation." This standard contains a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award.
Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25 using the intrinsic value method. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied but are not required to expense the awards. The Company has elected to account for options, except as discussed below, in accordance with APB Opinion No. 25 until June 30, 2005.

         The Company accounts for stock-based compensation on awards granted pursuant to the former First Colonial option plans and to directors, officers and employees under KNBT's 2004 Stock Option Plan using the intrinsic value method. Since each option granted had an exercise price per share equal to the fair market value of one share of the Company's stock on the date of the grant, no compensation cost at date of grant has been recognized.

         A summary of the stock option plans as of December 31, 2004 and 2003 and changes during the year are as follows:


                                                    Year ended December 31, 2004                   Year ended December 31, 2003
                                               ---------------------------------------         -----------------------------------
                                                                     Weighted Average                           Weighted Average
                                                   Shares            Exercise Price               Shares         Exercise Price
                                               ---------------     -------------------         -------------   -------------------
Outstanding as of beginning of year                   789,423                  $ 5.63                     -                $    -
Issued                                              1,132,000                   16.50               808,157                  5.62
Exercised                                            (242,002)                   5.66                     -                     -
Forfeited                                             (61,025)                   9.81               (56,259)                 5.51
Expired                                                     -                       -                     -                     -
                                               ---------------     -------------------         -------------   -------------------
Outstanding as of year end                          1,618,396                  $13.07               751,898                $ 5.63
                                               ===============     ===================         =============   ===================

Shares exercisable as of year end                     509,896                  $ 5.61               751,898                $ 5.63
                                               ===============     ===================         =============   ===================


         The following table summarizes information concerning KNBT's stock options outstanding at December 31, 2004:



                                                    Options Outstanding                           Options Exercisable
                               -------------------------------------------------------     ----------------------------------
                                                  Weighted Average
Range of                          Stock Options       Remaining       Weighted Average     Stock Options    Weighted Average
Exercise Prices                   Outstanding       Contractual Life   Exercise Price        Exercisable      Exercise Price
--------------------------     ---------------   -------------------------------------     --------------    ----------------
$2.35 - $4.35                          66,272               5.41               $ 4.07             66,272              $ 4.07
$4.36 - $6.36                         358,258               6.82               $ 5.64            358,258              $ 5.64
$6.37 - $8.36                          85,366               7.21               $ 6.67             85,366              $ 6.67
$14.40 - $16.50                     1,108,500               9.35              $ 16.50                  -                   -
                               ---------------                                             --------------
                                    1,618,396                                                    509,896
                               ===============                                             ==============


         The weighted average fair value of each option grant under KNBT's 2004 Stock Option Plan is $4.69. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options pricing model with the following assumptions used for KNBT's 2004 Stock Option Plan: dividend yield of 2.0%; expected volatility of 25.0%; weighted average risk-free interest rate of 3.91%; and weighted average expected life of 6.67 years.

         In May 2004, KNBT granted 22,500 options to purchase shares of the Company's common stock at $16.50 to KNBT's advisory directors. The Company will recognize compensation expense in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option is expensed over its vesting period. Compensation expense of $16,000 was recognized for the year ended December 31, 2004 for options granted to advisory directors.

         On December 16, 2004, FASB issued Statement No.123 (revised 2004), "Share-Based Payment." Statement 123(R) replaces FASB Statement No.123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) establishes standards for which an entity exchanges its equity instruments for good or services. It also addresses transactions in which an entity incurs liabilities in exchange for good and services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments.

         Under Statement 123(R), all forms of share-based payments to employees, including stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award requires the entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (vesting period). Fair value of that award will be re-measured subsequently at each reporting date through the settlement date. The grant-date fair value of
employee  share  options  and  similar   instruments  will  be  estimated  using
option-pricing models adjusted for the unique characteristics of those instruments.

         All public entities that use the fair-value based method for either recognition or disclosure under Statement 123(R) will apply this Statement using a modified version of prospective application. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123(R) for either recognition or pro forma disclosure. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which the financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by Statement 123(R).

         Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. This Statement applies to all awards granted after the required effective date and to awards modified, repurchased, or canceled after that date. KNBT is currently evaluating the impact Statement 123(R) will have on its financial statements as well as awards made prior hereto in which the requisite service has not yet been fully rendered.

         Management Recognition and Retention Plan
         -----------------------------------------

         The MRRP, which is a stock-based incentive plan, provides for 808,047 shares of KNBT's common stock, subject to adjustment, which may be granted as restricted shares to the Company's directors, advisory directors, officers and employees. Shares awarded to date by the MRRP are earned by the participants at the rate of 20% per year. On May 6, 2004, 638,000 restricted shares were awarded leaving 170,047 shares available for future grants. Compensation expense for this plan is being recorded over the vesting period or a 60-month period and is based on the market value of KNBT's stock as of the date the awards were made. KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders' equity. Expense under this plan for the year ended December 31, 2004 was $1.4 million.


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

         Estimated fair values have been determined by KNBT using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments. The estimated methodologies used, the estimated fair values, and recorded book balances at December 31, 2004 and 2003 are set forth below.

         For cash and due from banks and interest-bearing deposits with banks, the recorded book values of approximately $86.2 million and $139.0 million are deemed to approximate fair values at December 31, 2004 and 2003, respectively.

         The estimated fair values of investment and mortgage-backed securities are based on quoted market prices, if available. If quoted market prices are not available, then the estimated fair values are based on quoted market prices of comparable instruments. The fair values of loans are estimated on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest is deemed to approximate fair value.



                                                                                    At December 31,
                                                        ----------------------------------------------------------------
                                                                     2004                              2003
                                                        -----------------------------      ----------------------------
                                                            Carrying       Estimated           Carrying       Estimated
                                                             Amount        Fair Value           Amount        Fair Value
                                                        ---------------------------------------------------------------
                                                                             (dollars in thousands)

Investments and mortgage-backed securities               $ 1,113,695     $ 1,114,143         $ 734,087       $ 734,087
Federal Home Loan Bank of Pittsburgh stock                    36,456          36,456            11,543          11,543
Loans receivable                                           1,002,741       1,013,337           882,166         884,585
Mortgage loans held-for-sale                                     718             718             4,677           4,677



         The estimated fair values of demand deposits (i.e., interest-bearing and non-interest bearing checking accounts, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. The fair values of fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered to a schedule of aggregated expected monthly time deposit maturities. The carrying amount of accrued interest payable approximates its fair value.


                                                                                    At December 31,
                                                        ----------------------------------------------------------------
                                                                     2004                              2003
                                                        -----------------------------      ----------------------------
                                                            Carrying       Estimated           Carrying       Estimated
                                                             Amount        Fair Value           Amount        Fair Value
                                                        ---------------------------------------------------------------
                                                                             (dollars in thousands)

Time deposits                                              $ 561,660       $ 562,367         $ 547,697       $ 562,174
Securities sold under agreements to repurchase                22,643          22,643            24,550          24,550
Advances from the Federal Home Loan Bank                     660,674         658,308           207,153         212,082



         KNBT's subordinated debt had a carrying value of $15.5 million at December 31, 2004 and 2003. The interest on this debt is tied to LIBOR and changes quarterly. The estimated fair value at December 31, 2004 was $15.5 million.

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


                                                           At December 31,
                                                  ----------------------------------
                                                        2004               2003
                                                  --------------     ---------------
                                                        (dollars in thousands)
Commitments to extend credit Lines of credit:
      Commercial loans                                $  98,804           $  86,664
      Home equity secured by mortgage                    51,476              45,341
      Unsecured consumer including credit card            5,540               7,100
                                                  --------------     ---------------
         Total lines of credit                          155,820             139,105
   Letters of credit                                     23,973              15,297
   Other loan commitments:
      Commercial loans unsecured                         33,190              14,580
      Commercial loans secured                           32,406                   -
      Residential mortgages                              49,160              55,583
      Other mortgages                                         -              51,758
      Consumer (auto, personal)                           2,198               8,881
                                                  --------------     ---------------
         Total other loan commitments                   116,954             130,802
                                                  --------------     ---------------
Total commitments to extend credit                    $ 296,747           $ 285,204
                                                  ==============     ===============



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

         Standby letters of credit are conditional commitments issued by KNBT to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. KNBT holds collateral to support these commitments. The Bank had standby letters of credit of $24.0 million and $15.3 million at December 31, 2004 and 2003, respectively. These letters of credit expire as follows: $17.2 million in 2005, $6.7 million in 2006 through 2007, and $83,000 in 2008.

         A substantial amount of KNBT's loans are secured by real estate in the Northampton, Lehigh, Monroe, and Carbon counties of northeastern Pennsylvania. Loans purchased from other financial institutions or participation interests in loans originated by other financial institutions constitute less than 1% of KNBT's loans outstanding. Accordingly, KNBT's primary concentration of credit risk is related to the real estate market in the four county area and the ultimate collectibility of this portion of KNBT's loan portfolio is susceptible to changes in economic conditions in that area.

NOTE O - LEASE COMMITMENTS

         KNBT has entered into several noncancellable operating lease agreements for its branch banking facilities. KNBT is responsible for pro-rata operating expense escalations. The approximate minimum annual rental payments at December 31, 2004 under these leases are as follows:

                        (dollars in thousands)

2005                               $ 1,177
2006                                   989
2007                                   734
2008                                   627
2009                                    53
2010 and Thereafter                  5,648
                            ---------------
                                   $ 9,228
                            ===============


         Lease expense for the years ended December 31, 2004, 2003 and 2002 was $1.3 million, $769,000, and $474,000, respectively.



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

         KNBT's ability to declare and pay dividends may depend in part on dividends received from the Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus, retained earnings, is at least equal to contributed capital. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

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

         Quantitative measures established by regulations to ensure capital adequacy require KNBT and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2004, KNBT and the Bank met all regulatory capital adequacy requirements to which they are subject.

         As of December 31, 2004, the most recent notification from the FDIC categorized the Bank as "well-capitalized" under the regulatory framework for prompt corrective action. To be categorized as "adequately capitalized" the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the institution's category.

         The following table provides a comparison of KNBT's and the Bank's capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.



                                                                                At December 31, 2004
                                           ----------------------------------------------------------------------------------------
                                                                                 Required                 To Be Well Capitalized
                                                                                For Capital               Under Prompt Corrective
                                             Actual                          Adequacy Purposes               Action Provisions
                                           -------------------------      -------------------------      --------------------------
                                             Amount         Ratio           Amount         Ratio           Amount          Ratio
                                           -------------------------      -------------------------      --------------------------
Total Capital                                                               (dollars in thousands)
      (To risk-weighted assets)
      Company (consolidated)                  $355,857       25.64%         $ 111,042        8.00%           N/A            N/A
      Bank                                    $264,159       19.17%         $ 110,233        8.00%          $137,792        10.00%
Tier I Capital
      (To risk-weighted assets)
      Company (consolidated)                  $345,396       24.88%          $ 55,521        4.00%           N/A            N/A
      Bank                                    $253,698       18.41%          $ 55,117        4.00%          $ 82,675         6.00%
Tier I Capital
      (To average assets, leverage)
      Company (consolidated)                  $345,396       14.66%          $ 55,521        4.00%           N/A            N/A
      Bank                                    $253,698       12.17%          $ 55,117        4.00%          $ 68,896         5.00%

                                                                                At December 31, 2003
                                           ----------------------------------------------------------------------------------------
                                                                                 Required                 To Be Well Capitalized
                                                                                For Capital               Under Prompt Corrective
                                             Actual                          Adequacy Purposes               Action Provisions
                                           -------------------------      -------------------------      --------------------------
                                             Amount         Ratio           Amount         Ratio           Amount          Ratio
                                           -------------------------      -------------------------      --------------------------
Total Capital                                                               (dollars in thousands)
      (To risk-weighted assets)
      Company (consolidated)                  $359,522       33.24%          $ 86,535        8.00%           N/A            N/A
      Bank                                    $258,441       24.01%          $ 86,123        8.00%          $107,654        10.00%
Tier I Capital
      (To risk-weighted assets)
      Company (consolidated)                  $351,612       32.51%          $ 43,268        4.00%           N/A            N/A
      Bank                                    $250,499       23.27%          $ 43,062        4.00%          $ 64,593         6.00%
Tier I Capital
      (To average assets, leverage)
      Company (consolidated)                  $351,612       19.39%          $ 72,525        4.00%           N/A            N/A
      Bank                                    $250,499       13.42%          $ 74,646        4.00%          $ 93,307         5.00%



NOTE Q - QUARTERLY FINANCIAL DATA (Unaudited)

         The following represents summarized quarterly financial data of KNBT, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation.


                                                                 Three Months Ended
-----------------------------------------   ----------------------------------------------------------
2004                                            Dec. 31         Sept. 30       June 30        March 31
                                            ----------------------------------------------------------
                                                    (dollars in thousands except per share data)

  Interest income                           $     26,973    $     24,772   $     23,195   $     22,351
  Interest expense                                10,476           8,777          7,318          6,875
  Net interest income                             16,497          15,995         15,877         15,476
  Provision for loan losses                        1,095             742            971          1,500
  Non-interest income                              4,189           3,840          3,438          3,967
  Non-interest expense                            13,681          13,496         13,017         12,505
  Income before income taxes                       5,910           5,597          5,327          5,438
  Net income                                       4,736           4,447          4,308          4,115

  Per Common Share Data (1)
-----------------------------------------

  Weighted Average Common Shares- Diluted     29,077,739      29,285,250     29,655,263     30,011,264
  Weighted Average Common Shares- Basic       28,586,796      28,875,080     29,232,941     29,555,238
  Net Income Per Share- Diluted             $       0.16    $       0.15   $       0.15   $       0.14
  Net Income Per Share- Basic               $       0.17    $       0.15   $       0.15   $       0.14
  Book Value                                $      13.33    $      13.35   $      13.04   $      13.44

2003
-----------------------------------------

  Interest income                           $     18,153    $     13,193   $     13,578   $     14,139
  Interest expense                                 6,110           4,657          4,991          5,303
  Net interest income                             12,043           8,536          8,587          8,836
  Provision for loan losses                        2,095             468            326             62
  Non-interest income                              2,447           2,018          2,401          2,182
  Non-interest expense                            33,213           7,852          7,148          6,906
  Income (loss) before income taxes              (20,819)          2,234          3,514          4,050
  Net income (loss)                              (13,087)          1,756          2,626          2,949

------------------------------------------------------------------------------------------------------

(1) Per share data is not included for 2003 because no shares were issued prior to November 2003.


NOTE R - KNBT BANCORP, INC.
(PARENT COMPANY ONLY)


--------------------------------------------------------------------------------
CONDENSED BALANCE SHEET                          At December 31,
                                                2004        2003
--------------------------------------------------------------------------------
                                              (dollars in thousands)
Assets
   Cash and due from banks                    $   --     $      3
   Interest-bearing deposits with banks            714     94,477
                                              --------   --------
      Total cash and cash equivalents              714     94,480
   Loans receivable                             15,483     15,920
   Investment in banking subsidiary            300,780    302,897
   Investment in other subsidiaries             91,703      5,706
   Other assets                                  7,400      7,380
                                              --------   --------
      Total Assets                            $416,080   $426,383
                                              ========   ========

Liabilities
    Long-term ESOP debt                       $   --     $ 15,920
   Subordinated Debentures                      15,464     15,464
   Other liabilities                            23,262      5,919
                                              --------   --------
      Total Liabilities                         38,726     37,303

Shareholders' Equity                           377,354    389,080
                                              --------   --------
   Total Liability and Shareholders' Equity   $416,080   $426,383
                                              ========   ========



--------------------------------------------------------------------------------
                                           For the Year Ended December 31,
CONDENSED STATEMENT OF OPERATIONS               2004        2003
--------------------------------------------------------------------------------
                                              (dollars in thousands)
Income
   Interest on deposits with banks            $    101    $    264
   Interest on ESOP loan                           507          96
   Statutory trust income                           23           5
   Other income                                      5        --
                                              --------    --------
      Total Income                                 636         365
                                              --------    --------

Expenses
   Interest on long-term ESOP debt                 172          96
   Interest on Subordinated Debt                   775         120
   Contribution to charitable foundation          --        16,161
   Other expenses                                2,340          80
                                              --------    --------
      Total Expenses                             3,287      16,457
                                              --------    --------

   Loss before tax benefit and
    equity in undistributed net
    earnings of subsidiaries                    (2,651)    (16,092)
   Income tax benefit                           (1,445)     (5,632)
                                              --------    --------
   Loss before equity in undistributed
      net earnings of subsidiaries              (1,206)    (10,460)
   Equity in undistributed net
      earnings of subsidiaries                  18,812       4,704
                                              --------    --------
      Net Income (Loss)                       $ 17,606    $ (5,756)
                                              ========    ========


----------------------------------------------------------------------------------------------------------------------------
CONDENSED STATEMENT OF CASH FLOWS                                                            For the Years Ended December 31,
                                                                                                   2004                2003
----------------------------------------------------------------------------------------------------------------------------
Operating Activities                                                                           (dollars in thousands)
   Net income (loss)                                                                           $ 17,606            $ (5,756)
   Adjustments to reconcile net loss to net cash provided by operating activities
     Distribution in excess of undistributed net loss of subsidiaries                           (18,812)             (4,704)
     Contribution to charitable foundation                                                                           16,161
     Changes in assets and liabilities
        Increase in other assets                                                                  1,489              (7,380)
        Increase in other liabilities                                                            17,360               5,842
     Management Recognition and Retention Plan expense                                            1,404                   -
                                                                                         ---------------     ---------------
Net Cash Provided by Operating Activities                                                        19,047               4,163
                                                                                         ---------------     ---------------

Investing Activities
   Proceeds from repayment of ESOP loan                                                             437                   -
   Investment in subsidiaries                                                                   (85,650)            106,225
                                                                                         ---------------     ---------------
Net Cash Used In Investing Activities                                                           (85,213)            106,225

Financing Activities
   Net proceeds from issuance of common stock                                                         -             196,261
   Proceeds from the exercise of stock options                                                    1,288                 311
   Dividend payments on common stock                                                             (4,428)                  -
   Purchase of treasury stock                                                                   (11,179)                  -
   Purchase of MRRP stock                                                                       (13,281)                  -
                                                                                         ---------------     ---------------
Net Cash Provided by (used in) Financing Activities                                             (27,600)            196,572
                                                                                         ---------------     ---------------

Increase (decrease) in cash and cash equivalents                                                (93,766)             94,480
Cash and cash equivalents, January 1                                                             94,480                   -
                                                                                         ---------------     ---------------
Cash and cash equivalents, December 31                                                            $ 714            $ 94,480
                                                                                         ===============     ===============


Item 9.     Changes in and  Disagreements  with  Accountants  on Accounting  and
--------------------------------------------------------------------------------
            Financial Disclosure
            --------------------

           None


Item 9A.          Controls and Procedures
-----------------------------------------

         Evaluation of Disclosure Controls and Procedures. KNBT's management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of
1934) as of the end of the period covered by this report. Based on such evaluation, KNBT's Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations and are operating in an effective manner.

         Changes in Internal Control Over Financial Reporting. No change in KNBT's internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2004 that has materially affected or is reasonably likely to materially affect, KNBT's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

         The management of KNBT is responsible for establishing and maintaining adequate internal control over financial reporting.

         KNBT's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

         o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of KNBT.

         o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of KNBT are being made only in accordance with authorizations of management and the board of directors of KNBT; and

         o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of KNBT's assets that could have a material effect on the financial statements.

         Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

         KNBT's management assessed the effectiveness of its internal control over financial reporting as of December 31, 2004. In making this assessment, KNBT's management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework.

         As of December 31, 2004, based on management's assessment, KNBT's internal control over financial reporting was effective.

Report of Independent Registered Public Accounting Firm


Board of Directors and Shareholders
KNBT Bancorp, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that KNBT Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal
Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KNBT Bancorp, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, management's assessment that KNBT Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, KNBT Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KNBT Bancorp, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.


 /s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 16, 2005

Item 9B.          Other Information
-----------------------------------

           None


PART III


Item 10.          Directors and Executive Officers of the Registrant
--------------------------------------------------------------------

         The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated by reference from the section captioned "Information with Respect to Nominees for Director, Continuing Directors and Executive Officers" in KNBT's definitive proxy statement for the annual meeting of stockholders to be held on May 5, 2005, (the "Proxy Statement") to be filed with the Securities and Exchange Commission prior to April 30, 2005.

         KNBT has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of KNBT and the Bank. A copy of the Code of Conduct and Ethics may be found on KNBT's website at www.KNBT.com.


Item 11.          Executive Compensation
----------------------------------------

         The information required by Item 11 of Form 10-K is incorporated by reference from the sections captioned "Management Compensation," "Report of the Human Resources Committee of KNBT" and "Performance Graph" in the Proxy Statement.


Item 12.          Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------
                  and Related Stockholder Matters
                  -------------------------------

         The information required by Item 12 of Form 10-K is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management."


Equity Compensation Plan Information

         The following table provides information as of December 31, 2004 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2004 Stock Option Plan and 2004 Recognition and Retention Plan, both of which were approved by our stockholders.

         The table does not include information with respect to shares of common stock subject to outstanding options granted under equity compensation plans assumed by us in connection with the acquisition of First Colonial, which originally granted these options. Note 2 to the table sets forth the total number of shares of common stock issuable upon the exercise of assumed options as of December 31, 2004 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.


                                                                                              Number of securities
                                  Number of securities to be                                remaining available for
                                    issued upon exercise of        Weighted-average       future issuance under equity
                                     outstanding options,         exercise price of      compensation plans (excluding
                                           warrants              outstanding options,       securities reflected in
                                          and rights             warrants and rights              column (a))
         Plan Category                        (a)                        (b)                          (c)
--------------------------------  ---------------------------  ------------------------  ------------------------------

Equity compensation plans
   approved by security holders           1,738,000 (1)                 $16.50 (1)                   1,090,165 (3)
Equity compensation plans not
   approved by security holders                --                         --                             --
                                  ---------------------------  ------------------------  ------------------------------
     Total                                1,738,000 (2)                 $16.50                       1,090,165
                                          =========                     ======                       =========
___________________
(1)  Includes  629,500 shares subject to restricted  stock grants which were not vested  as of  December  31,  2004.  The  weighted-average  exercise  price excludes such restricted stock grants.
(2)  The table  does not  include  information  for  equity  compensation  plans assumed by us in connection  with the  acquisition  of First Colonial which originally  established  those  plans.  As of December 31, 2004, a total of
     509,896  shares of Common Stock were issuable upon exercise of  outstanding options under those assumed plans and the weighted  average  exercise price of those outstanding options was $5.61 per share. No additional options may be granted under any assumed plans.
(3)  Includes 178,547 shares available for grant pursuant to the MRRP.



Item 13.          Certain Relationships and Related Transactions
----------------------------------------------------------------

         The information required by Item 13 of Form 10-K is incorporated by reference from the section captioned "Management Compensation - Indebtedness of Management and Related Party Transactions" in the Proxy Statement.


Item 14.          Principal Accounting Fees and Services
--------------------------------------------------------

         The information required by Item 14 of Form 10-K is incorporated by reference from the section captioned "Ratification of Appointment of Auditors - Audit Fees" in the Proxy Statement.


PART IV

Item 15.          Exhibits and Financial Statement Schedules
-------------------------------------------------------------

       (a)    Documents Filed as Part of this Report:

                  Financial Statements: The Consolidated Financial Statements of KNBT Bancorp, Inc. and the Report of Independent Certified Public Accountants thereon, as listed below, have been filed under "Item 8, Financial Statements and Supplementary Data".

                  Report of Independent Registered Public Accounting Firm

                  Consolidated Balance Sheets for the Years Ended 12/31/04 and 12/31/03

                  Consolidated   Statements   of  Income  for  the  Years  Ended
                  12/31/04, 12/31/03 and 12/31/02

                  Consolidated Statement of Changes in Shareholders' Equity for the Years Ended 12/31/04, 12/31/03 and 12/31/02

                  Consolidated Statements of Cash Flows for the Years Ended 12/31/04, 12/31/03 and 12/31/02

                  Notes to Consolidated Financial Statements

       (b)    Exhibits


Exhibit No.       Description                                                                             Location
-----------       -----------                                                                             --------

2.1               Agreement and Plan of Merger between KNBT Bancorp, Inc. and Northeast Pennsylvania
                  Financial Corp., dated December 8, 2004.                                                      (1)

3.1               Articles of Incorporation of KNBT Bancorp, Inc.                                               (2)

3.2               Amended and Restated Bylaws of KNBT Bancorp, Inc.
                                                                                                           Filed herewith

4.0               Form of Stock Certificate of KNBT Bancorp, Inc.                                               (2)

10.1              Employment Agreement between Keystone Savings Bank, KNBT Bancorp and Scott V. Fainor          (2)

10.2              Amendment No. 1 to the Employment Agreement between KNBT Bancorp, Inc., Keystone
                  Nazareth Bank & Trust Company, and Scott V. Fainor.                                           (3)

10.3              Employment Agreement between Keystone Savings Bank, KNBT Bancorp and Eugene T. Sobol          (2)

10.4              Amendment No. 1 to the Employment Agreement between KNBT Bancorp, Inc., Keystone
                  Nazareth Bank & Trust Company, and Eugene T. Sobol.                                           (3)

10.5              Keystone Savings Bank Supplemental Executive Retirement Plan                                  (2)

10.6              Keystone Savings Bank Trustee and Executive Deferred Compensation Program                     (2)

10.7              First Colonial Group, Inc. 1994 Stock Option Plan for Non-Employee Directors                  (4)

10.8              First Colonial Group, Inc. 1996 Employee Stock Option Plan                                    (5)

10.9              First Colonial Group, Inc. 2001 Stock Option Plan                                             (6)

10.10             Nazareth National Bank Directors' Deferred Compensation Plan #2                               (7)

10.11             KNBT Bancorp, Inc. 2004 Stock Option Plan                                                     (8)

10.12             KNBT Bancorp, Inc. 2004 Recognition and Retention Plan and Trust Agreement                    (8)

21.0              Subsidiaries of the Registrant - Reference is made to "Item 1. Business" for the required information

23.0              Consent of Grant Thornton LLP                                                            Filed herewith

31.1              Rule 13a-14(a) Certification of the Chief Executive Officer                              Filed herewith

31.2              Rule 13a-14(a) Certification of the Chief Financial Officer                              Filed herewith






32.0              Section 1350 Certifications                                                              Filed herewith
____________
(1)   Incorporated by reference from KNBT's Current Report on Form 8-K/A filed on December 14, 2004 with the Securities and Exchange Commission (File No. 000-50426).
(2)   Incorporated by reference from KNBT's  Registration  Statement on Form S-1 filed on June 6, 2003,  as amended,  and declared effective on August 12, 2003 (Registration No. 333-105899).
(3)   Incorporated  by reference  from KNBT's Current Report on Form 8-K/A filed on January 27, 2005, with the Securities and
      Exchange Commission (File No. 000-50426).
(4)   Incorporated  by reference  from First  Colonial's  Annual  Report on Form 10-KSB, for the fiscal year ended December 31, 1994
      (File No. 000-11526).
(5)   Incorporated  by reference  from First  Colonial's  Annual  Report on Form 10-KSB, for the fiscal year ended December 31, 1995
      (File No. 000-11526).
(6)   Incorporated by reference from First Colonial's quarterly report on Form 10-Q, for the quarter ended June 30, 2001
      (File No. 000-11526).
(7)   Incorporated by reference from KNBT's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003 (File
      No. 000-50426).
(8)   Incorporated by reference from KNBT's Definitive Schedule 14A filed on April 2, 2004 with the Securities and
      Exchange Commission (File No. 000-50426).



(c)   Financial Statement Schedules

     All financial statement schedules are omitted as the required information is not applicable or presented in the consolidated financial statements or related notes included in Item 8, "Financial Statements and Supplementary Data."

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      KNBT BANCORP, INC.

Dated:  March 16, 2005                By:  /s/  Scott V. Fainor
                                         ----------------------------------
                                           SCOTT V. FAINOR, President and
                                           Chief Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 16, 2005.


By:       /s/ Jeffrey P. Feather
          -----------------------------------------------------------
          JEFFREY P. FEATHER
          Chairman of the Board
          and Director
          March 16, 2005

By:       /s/  Scott V. Fainor
          -----------------------------------------------------------
          SCOTT V. FAINOR
          President, Chief Executive Officer
          and Director (Principal Executive Officer)
          March 16, 2005

By:       /s/  Eugene T. Sobol
          -----------------------------------------------------------
          EUGENE T. SOBOL
          Senior Executive Vice President and Treasurer
          (Principal Financial Officer and
          Principal Accounting Officer)
          March 16, 2005

By:       /s/ Michael J. Gausling
          -----------------------------------------------------------
          MICHAEL J. GAUSLING
          Director
          March 16, 2005

By:       /s/ Donna D. Holton
          -----------------------------------------------------------
          DONNA D. HOLTON
          Director
          March 16, 2005

By:       /s/  Christian F. Martin, IV
          -----------------------------------------------------------
          CHRISTIAN F. MARTIN, IV
          Director
          March 16, 2005

By:       /s/ John A. Mountain
          -----------------------------------------------------------
          JOHN A. MOUNTAIN
          Director
          March 16, 2005

By:       /s/ Daniel B. Mulholland
          -----------------------------------------------------------
          DANIEL B. MULHOLLAND
          Director
          March 16, 2005

By:       /s/ R. Chadwick Paul, Jr.
          -----------------------------------------------------------
          R. CHADWICK PAUL, JR.
          Director
          March 16, 2005

By:       /s/ Charles J. Peischl, Esquire
          -----------------------------------------------------------
          CHARLES J. PEISCHL, ESQUIRE
          Director
          March 16, 2005

By:       /s/ Robert R. Scholl
          -----------------------------------------------------------
          ROBERT R. SCHOLL
          Director
          March 16, 2005

By:       /s/ Kenneth R. Smith
          -----------------------------------------------------------
          KENNETH R. SMITH
          Director
          March 16, 2005

By:       /s/ R. Charles Stehly
          -----------------------------------------------------------
          R. CHARLES STEHLY
          Director
          March 16, 2005

By:       /s/ Richard Stevens, III
          -----------------------------------------------------------
          RICHARD STEVENS, III
          Director
          March 16, 2005

By:       /s/ Richard L. Strain
          -----------------------------------------------------------
          RICHARD L. STRAIN
          Director
          March 16, 2005

By:       /s/ Maria Z. Thulin
          -----------------------------------------------------------
          MARIA Z. THULIN
          Director
          March 16, 2005