Form 10-Q
period 2005-03-31
KNBT BANCORP INC
filed 2005-05-10
CIK 1236964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

____________________________________
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-50426

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	38-3681905
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Highland Avenue, Bethlehem, PA	18017
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 610-861-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES X	NO _____

Indicate by check mark whether the registrant is an accelerated filer as defined in Rrule 12b-2 of the Exchange Act.

YES X	NO _____

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 6, 2005, 30,791,761 shares of the Registrant’s common stock were outstanding.

KNBT BANCORP, INC. AND SUBSIDIARIES

INDEX

PART I.

Item 1.     Financial Statements

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)
ASSETS
Cash and due from banks	$30,569	$30,218
Interest-bearing deposits with banks	95,341	56,002
Cash and cash equivalents	125,910	86,220
Investment securities available-for-sale	1,008,145	1,057,109
Investment securities held to maturity	54,999	56,586
(Fair value of $54,987 at March 31, 2005 and
$57,034 at December 31, 2004)
Federal Home Loan Bank of Pittsburgh stock	35,099	36,456
Mortgage loans held-for-sale	954	718
Loans	1,031,042	1,013,202
Less: Allowance for loan losses	(10,450)	(10,461)
Net loans	1,020,592	1,002,741
Bank owned life insurance	61,153	60,501
Premises and equipment, net	40,281	40,790
Accrued interest receivable	9,398	9,509
Goodwill and other intangible assets	52,798	53,255
Other assets	9,251	11,218
TOTAL ASSETS	$2,418,580	$2,415,103

LIABILITIES
Non-interest-bearing deposits	$129,354	$128,498
Interest-bearing deposits	1,215,026	1,194,555
Total deposits	1,344,380	1,323,053
Securities sold under agreements to repurchase	24,496	22,643
Advances from the Federal Home Loan Bank	646,852	660,674
Subordinated debt	15,464	15,464
Accrued interest payable	6,507	5,811
Other liabilities	12,231	10,104
TOTAL LIABILITIES	2,049,930	2,037,749

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share
Authorized: 20,000,000 shares, none issued	-	-
Common stock, par value $0.01 a share	297	297
Authorized: 100,000,000 shares
Issued:
30,664,861 shares at March 31, 2005
30,656,840 shares at December 31, 2004
Additional paid-in capital	296,433	296,403
Retained earnings	117,122	113,748
Treasury stock, at cost; 964,000 and 650,000 shares at
March 31, 2005 and December 31, 2004, respectively	(16,265)	(11,179)
Unallocated common stock held
by Employee Stock Ownership Plan	(14,974)	(15,176)
Unearned common stock held
by Management Recognition and Retention Plan	(8,576)	(9,107)
Accumulated other comprehensive income (loss) net	(5,387)	2,368
TOTAL SHAREHOLDERS' EQUITY	368,650	377,354

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,418,580	$2,415,103

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2005	2004
	(dollars in thousands, except per share data)
	(unaudited)
INTEREST INCOME
Loans, including fees	$14,892	$14,093
Investment securities	11,728	8,116
Other interest	346	142
Total interest income	26,966	22,351

INTEREST EXPENSE
Deposits	5,099	4,535
Securities sold under agreements to repurchase	51	35
Advances from the Federal Home Loan Bank	5,444	2,124
Subordinated debt	233	181
Total interest expense	10,827	6,875

NET INTEREST INCOME	16,139	15,476
Provision for loan losses	734	1,500
Net interest income after provision
for loan losses	15,405	13,976

NON-INTEREST INCOME
Trust revenue	398	353
Brokerage services revenue	548	160
Deposit service charges	1,105	1,311
Bank owned life insurance	652	667
Net gains (losses) on sales of investment securities	432	(8)
Net gains on sales of residential mortgage loans	218	159
Net gains on sales of credit card loans	-	298
Net (losses) on sale of assets	(11)	-
Net gains (losses) on sale of other real estate owned	(17)	44
Non-interest operating income	1,117	983
Total non-interest income	4,442	3,967

NON-INTEREST EXPENSES
Compensation and employee benefits	7,848	7,245
Net occupancy and equipment expense	2,113	1,825
Professional fees	427	572
Advertising	222	153
Data processing	433	531
Impairment of mortgage servicing rights	84	58
Amortization of intangible assets	547	547
Other operating expenses	1,751	1,574
Total non-interest expenses	13,425	12,505

Income before income taxes	6,422	5,438
Income taxes	1,592	1,323
NET INCOME	$4,830	$4,115

PER SHARE DATA
Net income - basic	$0.17	$0.14
Net income - diluted	$0.17	$0.14
Cash dividends per common share	$0.05	$-

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2005 (unaudited)
	(dollars in thousands)
	Common	Treasury						Accumulated
	Stock	Stock	Common	Add'l		Unallocated	Unearned	Other
	Number of	Number of	Stock	Paid In	Retained	ESOP	Compensation	Comprehensive	Treasury
	Shares	Shares	Value	Capital	Earnings	Shares	MRRP	Income	Stock	Total
Balance January 1, 2005	29,764,319	(650,000)	$297	$296,403	$113,748	($15,176)	($9,107)	$2,368	($11,179)	$377,354

Comprehensive income (loss)
Net income					4,830					4,830
Other comprehensive loss net of taxes
and reclassification adjustments								(7,755)		(7,755)
Total comprehensive loss										($2,925)
Cash dividends					(1,456)					(1,456)
Unallocated ESOP shares committed to employees	11,900			(15)		202				187
Shares issued upon exercise of stock options	8,021			45						45
Purchases of treasury stock		(314,000)							(5,086)	(5,086)
Amortization of compensation related to
Management Recognition and Retention Plan ("MRRP")							531			531
Balance at March 31, 2005	29,784,240	(964,000)	$297	$296,433	$117,122	($14,974)	($8,576)	($5,387)	($16,265)	$368,650

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31, 2005	March 31, 2004
	(dollars in thousands)
OPERATING ACTIVITIES:
Net income	$4,830	$4,115
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for possible loan losses	734	1,500
Depreciation and amortization	1,782	1,182
Compensation expense stock option plan	6	-
Management Recognition and Retention Plan expense	525	-
ESOP expense	187	326
Amortization and accretion of securities premiums and discounts, net	551	608
(Gain) Loss on sale of other real estate owned	17	(44)
Net (Gain) loss on sales of investment securities	(432)	8
Gain on sale of credit card portfolio	-	(298)
Loss on sale of other assets	11	-
Gain on sale of mortgage loans	(218)	(159)
Mortgage loans originated for sale	(13,336)	(1,255)
Mortgage loan sales	13,790	2,715
Changes in assets and liabilities:
Increase in Bank Owned Life Insurance	(652)	(667)
Decrease (Increase) in accrued interest receivable	111	(1,629)
Decrease in other assets	5,157	2,449
Increase (Decrease) in other liabilities and accrued interest payable	2,823	(4,173)
Net cash provided by operating activities	15,886	4,678

INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available-for-sale	39,067	32,573
Proceeds from calls and maturities of securities held-to maturity	1,774	-
Proceeds from sales of securities available-for-sale	22,334	249
Purchase of securities available-for-sale	(24,374)	(160,343)
Purchase of securities held to maturity	(148)	-
Purchase of Federal Home Loan Bank of Pittsburgh stock	(89)	(4,248)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,446	-
Proceeds from the sale of credit card loans	-	1,831
Net (Increase) in loans	(18,585)	(34,323)
Purchase of premises & equipment	(642)	(2,902)
Proceeds from the sale of other assets	57	-
Proceeds from the sale of other real estate owned	103	161
Net cash provided by (used in) investing activities	20,943	(167,002)

FINANCING ACTIVITIES:
Net increase in deposits	21,327	4,805
Net increase in repurchase agreements	1,853	3,843
Proceeds from long -term debt	22,000	109,562
Payments on long -term debt	(35,822)	(8,175)
Purchase of treasury stock	(5,086)	-
Proceeds from the exercise of stock options	45	564
Cash dividends paid	(1,456)	-
Net cash provided by financing activities	2,861	110,599
Increase (Decrease) in cash and cash equivalents	39,690	(51,725)
Cash and cash equivalents January 1,	86,220	138,977
Cash and cash equivalents March 31,	$125,910	$87,252

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$1,100,000	$-
Interest on deposits, advances and other borrowed money	$10,131	$6,454
Supplemental disclosure of non-cash activities
Reclassification of loans receivable to other real estate owned	$765	$97

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - BASIS OF PRESENTATION

KNBT Bancorp, Inc. (“KNBT” or the “Company”) is a Pennsylvania corporation and registered bank holding company organized in 2003. KNBT’s business consists primarily of being the parent holding company for Keystone Nazareth Bank & Trust Company, a Pennsylvania chartered savings bank. Keystone Nazareth Bank & Trust Company (the “Bank”) is the stock-form successor to Keystone Savings Bank upon the mutual-to-stock conversion of Keystone Savings Bank, which was completed on October 31, 2003. Concurrently with the mutual-to-stock conversion, KNBT acquired, through a merger, First Colonial Group, Inc. (“First Colonial”), the parent bank holding company for Nazareth National Bank and Trust Company (“Nazareth National Bank”) which was merged with and into the Bank in connection with the acquisition of First Colonial.

NOTE B - BASIS OF CONSOLIDATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the banking industry. Certain amounts in prior years are reclassified for comparability to the current year’s presentation. Such reclassifications, when applicable have no effect on net income. The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. References to the Company include the Bank unless otherwise noted.

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

In addition to the Bank, KNBT’s subsidiaries include KNBT Inv. I, Inc. and KNBT Inv. II, Inc. The Bank has four wholly owned subsidiaries, KLV, Inc., KLVI, Inc., Traditions Settlement Services LLC and KNBT Securities. KLV, Inc. is inactive.

NOTE C - CONVERSION AND ACQUISITIONS

Oakwood Financial Corp.

On November 11, 2004, the Bank acquired Oakwood Financial Corp. (“Oakwood”), a full-service securities brokerage firm based in Allentown, Pennsylvania, for $650,000. The Bank acquired $121,000 in assets and recorded $531,000 of goodwill. The merger transaction was accounted for under the purchase method of accounting. KNBT’s results of operations include the operations acquired from Oakwood since the date of acquisition on November 11, 2004.

Oakwood provides a full menu of securities brokerage, insurance and investment advisory products and services. Oakwood now operates as KNBT Securities Inc. and is a wholly owned subsidiary of the Bank.

Caruso Benefits Group, Inc.

On April 1, 2005, the Bank acquired Caruso Benefits Group, Inc. (“Caruso”) , a benefits management firm based in Bethlehem, Pennsylvania. Since the date of acquisition on April 1, 2005, Caruso has been operating as a wholly owned subsidiary of the Bank.

Caruso specializes in benefits management with an emphasis on group medical, life and disability. Under the terms of the definitive agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28 million in cash of which $20 million was paid at time of closing and $8 million will be payable over a three-year period, subject to Caruso maintaining certain levels of profitability.

Northeast Pennsylvania Financial Corp.

On December 9, 2004, KNBT announced entering into an Agreement and Plan of Merger dated December 8, 2004 (the “Merger Agreement”) with Northeast Pennsylvania Financial Corp., a Delaware corporation (“NEPF”), which sets forth the terms and conditions under which NEPF will merge with and into KNBT (the “Merger”). The total cost of the acquisition is expected to be approximately $98.0 million.

Under the terms of the Merger Agreement, NEPF’s shareholders may elect to receive either $23.00 of KNBT common stock or $23.00 in cash in exchange for their shares of NEPF common stock, subject to an overall requirement that 50% of the total outstanding NEPF common stock be exchanged for KNBT common stock and 50% for cash. The stock component of the merger consideration will be valued at $23.00 per share based on the average market price of KNBT common stock during the 20-trading day period ending on the fifth business day prior to the Merger.

All required regulatory approvals have been obtained and the transaction was approved by stockholders of NEPF at their special meeting held on April 14, 2005. KNBT expects the transaction to close during the middle of the second quarter of 2005.

NOTE D - EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share (SFAS 128)”. Basic and diluted earnings per share for the three months ended March 31, 2005 and 2004 were calculated as follows:

	Net	Average
	Income	Shares	Per Share
	(numerator)	(denominator)	Amount
For the Three Months Ended March 31, 2005	(dollars in thousands, except per share amounts)

Basic earnings per share
Income available to common shareholders	$4,830	28,226,025	$0.17
Effect of dilutive securities
Stock options		217,581	-
Management Recognition and Retention Plan		94,162	-
Total effect of dilutive securities		311,743	-
Diluted earnings per share
Income available to common shareholders
plus assumed exercise of options	$4,830	28,537,768	$0.17

For the Three Months Ended March 31, 2004

Basic earnings per share
Income available to common shareholders	$4,115	29,555,238	$0.14
Effect of dilutive securities
Stock options		456,026	-
Diluted earnings per share			-
Income available to common shareholders
plus assumed exercise of options	$4,115	30,011,264	$0.14

KNBT also had outstanding stock options for the three months ended March 31, 2005, equal to 1,108,500 shares of common stock at an exercise price per share of $16.50. These options were not included in the computation of diluted earnings per share for the three months ended March 31, 2005, because the option exercise price was greater than the average market price. There were no anti-dilutive securities as of March 31, 2004.

Common stock outstanding for the purpose of calculating basic earnings per share does not include 880,620 and 928,222 unallocated shares held by the Employee Stock Ownership Pan (“ESOP”) at March 31, 2005 and March 31, 2004 respectively. The exclusion of these unallocated shares held by the ESOP is in accordance with the provision of Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

Unearned and uncommitted Management Recognition and Retention Plan (“MRRP”) shares to be released are not considered to be outstanding for basic earnings per share calculations. At March 31, 2005, unearned MRRP shares totaled 629,500 and uncommitted MRRP shares totaled 178,547.

NOTE E - INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT’s investment securities held-to-maturity and available-for-sale at March 31, 2005 (unaudited) and December 31, 2004 are as follows:

	At March 31, 2005 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
		(dollars in thousands)
Held to maturity:
U.S. Government and agencies	$149	$-	$(1)	$148
Obligations of states and political
subdivisions	5,507	19	(6)	5,520
Mortgage-backed securities
FNMA	25,211	-	(57)	25,154
CMOs	24,132	83	(50)	24,165
Total mortgage-backed securities	49,343	83	(107)	49,319
Total held to maturity	54,999	102	(114)	54,987

Available for sale:
U.S. Government and agencies	158,394	310	(1,920)	156,784
Obligations of states and political
subdivisions	101,638	1,703	(421)	102,920
Asset-managed funds	4,904	-	(108)	4,796
Federated liquid cash trust	36	-	-	36
Mortgage-backed securities
GNMA	1,293	35	-	1,328
FHLMC	99,129	112	(1,168)	98,073
FNMA	300,792	1,064	(3,798)	298,058
CMOs	261,079	3	(4,630)	256,452
Total mortgage-backed securities	662,293	1,214	(9,596)	653,911
Corporate and other debt securities	75,231	398	(55)	75,574
Equity securities	13,810	745	(431)	14,124
Total available for sale	1,016,306	4,370	(12,531)	1,008,145

Total investment securities	$1,071,305	$4,472	$(12,645)	$1,063,132

	At December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Held to maturity:
Obligations of states and political
subdivisions	$5,510	$39	$(4)	$5,545
Mortgage-backed securities
FNMA	25,893	100	-	25,993
CMOs	25,183	313		25,496
Total mortgage-backed securities	51,076	413	-	51,489
Total held to maturity	56,586	452	(4)	57,034

Available for sale:
U.S. Government and agencies	174,864	1,562	(777)	175,649
Obligations of states and political
subdivisions	104,476	2,249	(151)	106,574
Asset-managed funds	4,904	-	(93)	4,811
Federated Liquid Cash Trust	35	-	-	35
Mortgage-backed securities
GNMA	1,416	44	-	1,460
FHLMC	104,476	524	(346)	104,654
FNMA	308,923	2,975	(1,257)	310,641
CMOs	277,485	522	(2,125)	275,882
Total mortgage-backed securities	692,300	4,065	(3,728)	692,637
Corporate and other debt securities	9,029	168	-	9,197
Equity securities	67,914	1,093	(801)	68,206
Total available for sale	1,053,522	9,137	(5,550)	1,057,109

Total investment securities	$1,110,108	$9,589	$(5,554)	$1,114,143

NOTE F - STOCK BASED COMPENSATION

Stock Option Plans

KNBT maintains the 2004 Stock Option Plan adopted by its stockholders at the 2004 annual meeting, as well as the stock option plans previously maintained by First Colonial acquired as a part of the acquisition of First Colonial in October 2003. KNBT’s stock option plans are accounted for under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.” This standard contains a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, through December 31, 2005, the standard permits entities to continue accounting for employee stock options and similar instruments under the intrinsic value method of APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for options, except as discussed below, in accordance with APB Opinion No. 25.

The Company accounts for stock-based compensation on awards granted pursuant to the former First Colonial option plans and to directors, officers and employees under KNBT’s 2004 Stock Option Plan using the intrinsic value method, except as discussed below. Since each option granted had an exercise price per share equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant has been recognized.

The following table illustrates the effect on net income and earnings per share if KNBT had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

For the three months ended
March 31, 2005
(in thousands, except per share amounts)

Net Income
As reported	$4,830
Add: Stock-based employee compensation expense
included in reported net income, net
of related tax effects	6
Less: Stock-based compensation cost determined
under fair value method for all awards, net
of related tax effects	167
Pro-forma	$4,669

Earnings per share (Diluted)
As reported	$0.17
Pro-forma	$0.16

Earnings per share (Basic)
As reported	$0.17
Pro-forma	$0.17

KNBT granted options for 214,650 and 1,132,000 shares in the first three months of 2005 and 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: dividend yield of 2% for each period; expected volatility of 26.75% and 25.00%; risk-free interest rates for each plan of 3.95% and 3.91%; and expected lives of 7.33 years and 6.67 years. The weighted average fair value of each option grant under KNBT’s 2004 Stock Option Plan is $4.64 in 2005 and $4.69 in 2004.

In May 2004, KNBT granted 22,500 options to purchase shares of the Company’s common stock at $16.50 to KNBT’s advisory directors. The Company recognizes compensation expense in accordance with the fair value-based method of accounting described in SFAS No. 123 with respect to options granted to advisory directors. The fair value of each option is expensed over its vesting period. Compensation expense of $6,000 was recognized for the three months ended March 31, 2005 for options granted to advisory directors.

On December 16, 2004, FASB issued Statement No. 123 (revised 2004), “Share-Based Payment.” Statement 123(R) replaces FASB Statement No.123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) establishes standards for which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for good and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

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

Staff Accounting Bulletin No. 107, “Share-Based Payment,” (SAB 107), issued March 29, 2005, expresses views of the SEC staff regarding the application of Statement 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between Statement 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements, for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of Statement 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement Statement 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. Statement 123(R) will therefore be effective for the Company beginning the first quarter of 2006. The anticipated annual impact on the Company is expected to be similar to the amounts disclosed in this Footnote. This Statement applies to all awards granted after the required effective date including existing awards not vested, modified, repurchased, or canceled after that date. KNBT is currently evaluating the impact Statement 123(R) will have on its financial statements.

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides the ability to award up to 808,047 shares of the Company’s common stock, subject to adjustment, which may be granted as restricted shares to the Company’s directors, advisory directors, officers and employees. Shares awarded to date by the MRRP are earned by the participants at the rate of 20% per year. On May 6, 2004, 638,000 restricted shares were awarded leaving 170,047 shares available for future grants. Compensation expense for this plan is being recorded over the 60-month vesting period and is based on the market value of the Company’s stock as of the date the awards were made. KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders’ equity. Expense under this plan for the three months ended March 31, 2005 was $525,000.

NOTE G - LOANS

A summary of KNBT’s loans receivable at March 31, 2005 (unaudited) and December 31, 2004 is as follows:

	March 31,	December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)
Real Estate
Residential	$327,668	$326,552
Construction	104,966	106,361
Commercial	244,307	231,132
Total real estate	676,941	664,045

Consumer loans	299,390	297,935
Commercial (non-real estate)	54,370	50,691
States and political subdivisions	1,103	1,170
Total gross loans	1,031,804	1,013,841

Less:
Mortgage loans held-for-sale	(954)	(718)
Deferred fees	192	79
Total loans	1,031,042	1,013,202

Less: Allowance for loan losses	(10,450)	(10,461)
Total net loans	$1,020,592	$1,002,741

The following table shows the amounts of KNBT’s non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at March 31, 2005 and December 31, 2004.

	At Mar. 31,	At Dec. 31,
	2005	2004
	(unaudited)
	(dollars in thousands)

Non-accrual loans	$3,768	$4,544
Accruing loans 90 days or more past due	292	511
Total non-performing loans	4,060	5,055

Other real estate owned	-	71
Total non-performing assets	$4,060	$5,126

Total non-performing loans
as a percentage of loans, net	0.40%	0.50%

Total non-performing loans
as a percentage of total assets	0.17%	0.21%

Total non-performing assets
as a percentage of total assets	0.17%	0.21%

Interest on non-accrual loans which would have been
recorded at the original rate	$38	$125

Interest on non-accrual loans that was reflected in income	-	-
Net decrease in interest income	$(38)	$(125)

KNBT’s recorded investment in impaired loans was $288,000 at March 31, 2005 and $424,000 at December 31, 2004. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $87,000 at March 31, 2005 and $61,000 at December 31, 2004. The average impaired loan balance for the three months ended March 31, 2005 was $325,000. During the quarter ended March 31, 2005, the Bank received principal payments of $149,000 on impaired loans, which payments are recognized on a cash basis. The Bank recognized no income on impaired loans in the three-month period ended March 31, 2005. For the three months ended March 31, 2005, KNBT received principal payments of $38,000 on impaired loans and recognized no income.

The following table shows the activity in KNBT’s allowance for loan losses during the periods indicated:
	At or for the
	Three Months Ended March 31,
	(unaudited)
	2005	2004
	(dollars in thousands)

Balance, beginning of period	$10,461	$7,910
Provision charged to operations	734	1,500
Charge-offs:
One-to-four family residential	(15)	-
Multi-family	-	-
Commercial real estate	-	-
Construction and land development	-	-
Commercial business	-	-
Consumer	(748)	(491)
Total charge offs	(763)	(491)
Recoveries of loans previously charged off:
One-to-four family residential	1	26
Commercial business	2	1
Consumer	15	54
Total recoveries	18	81
Net loans charged-off	(745)	(410)

Balance, end of period	$10,450	$9,000

NOTE H - RETIREMENT PLANS

1.	Defined Benefit Plans

KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during plan years prior to October 2003. In October 2003, KNBT froze the future accrual of benefits under this plan. KNBT continues to contribute to this plan for benefits accrued prior to October 2003. KNBT’s contribution to this plan in the three months ended March 31, 2005 was $248,000. During the three months ended March 31, 2004, the contribution to this plan amounted to $215,000. KNBT currently expects to contribute approximately $77,000 to this plan during the remainder of 2005.

2.	Directors’ Deferred Plan.

KNBT, as a part of the merger with First Colonial, assumed the deferred compensation plan for certain former directors of First Colonial. The plan requires defined annual payments for five to fifteen years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. KNBT has recorded the deferred compensation liabilities using the present value method. The net periodic defined benefit expense for the three months ended March 31, 2005 and March 31, 2004 was as follows:

	March 31,	March 31,
	2005	2004
	(dollars in thousands)

Service cost	$-	$-
Interest cost	19	6
Expected return on plan assets	-	-
Amortization of unrecognized net
transition asset or obligation	-	-
Amortization of Unrecognized Prior Service Cost	-	-
Amortization of Unrecognized Net Gain or Loss	-	-

Total Net Periodic Pension Cost for the Quarter	$19	$6

KNBT currently expects to contribute a total of approximately $19,000 to this plan in the year ended December 31, 2005.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

In October 2003, the AICPA issued SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer”. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that KNBT will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Management is currently evaluating the provisions of SOP 03-3 with respect to loans being acquired from the NEPF acquisition.

NOTE J - RECLASSIFICATIONS

Certain reclassifications of prior years’ amounts have been made to conform to the March 31, 2005 presentation.

Item 2.  Management's Discussion and Analysis of  Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The information contained in this Form 10-Q may contain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to KNBT Bancorp, Inc. (“KNBT” or “Holding Company”) management's intentions, plans, beliefs, expectations or opinions or with respect to the acquisition of the Caruso Benefits Group, Inc. (“Caruso”) or the pending acquisition of Northeast Pennsylvania Financial Corp. (“NEPF”). These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of KNBT and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) estimated cost savings from the acquisition of NEPF cannot be fully realized within the expected time frame; (4) revenues following the acquisitions of Caruso and NEPF are lower than expected; (5) competitive pressure among depository institutions increases significantly; (6) costs or difficulties related to the integration of the businesses of KNBT, NEPF and Caruso are greater than expected; (7) changes in the interest rate environment may reduce interest margins; (8) general economic conditions, either nationally or in the markets in which KNBT is or will be doing business, are less favorable than expected; (9) legislation or changes in regulatory requirements adversely affect the business in which KNBT would be engaged; or (10) factors which result in a condition to the acquisition of NEPF not being met as well as other factors discussed in the documents filed by KNBT with the Securities and Exchange Commission ("SEC") from time to time. Copies of these documents may be obtained from KNBT upon request and without charge (except for the exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov. KNBT undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

KNBT considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb estimated probable credit losses. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

KNBT recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. If management determines that KNBT may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Goodwill, under SFAS No. 142, is subject to impairment testing at least annually to determine whether write-downs of the recorded balance is necessary. KNBT tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT’s books to write down the related goodwill to the proper carrying value. KNBT recorded goodwill and other identifiable intangible assets as a result of the acquisition of First Colonial in October 2003 and Oakwood Securities in November 2004.

Comparison of Financial Condition as of March 31, 2005 and December 31, 2004

Assets. KNBT’s total assets were $2.4 billion at both March 31, 2005 and December 31, 2004. KNBT’s total loans receivable were $1.03 billion at March 31, 2005, an increase of $17.8 million or 1.8% over the $1.01 billion reported for December 31, 2004. The growth in loans receivable was primarily due to an increase of $13.2 million or 5.7% in commercial real estate loans, $3.7 million or 7.3% in other commercial loans and $1.5 million or 0.5% in consumer loans. Single-family residential loans increased $1.1 million or 0.3% while construction loans decreased $1.4 million or 1.3%. KNBT sold $13.8 million of single-family residential loans during the three month period ended March 31, 2005. KNBT believes that rising interest rates reduced the level of activity in both the single-family residential and construction loan categories during the quarter ended March 31, 2005. Total investment securities decreased $50.6 million or 4.5% to $1.06 billion as compared with $1.11 billion at December 31, 2004. During the quarter ended March 31, 2005, there was a decrease in both the available-for-sale and held-to-maturity investments. The available-for-sale category decreased $49.0 million or 4.6% while the held to maturity category decreased $1.6 million or 2.8%. This decrease in the investment portfolio will continue to be used to fund the growth in the loan portfolio, maturing Federal Home Loan Bank (“FHLB”) advances, common stock purchases made through the stock repurchase program and for payment in part, of the cash portion of the NEPF acquisition anticipated to be consummated in the second quarter of 2005. Cash and cash equivalents increased $39.7 million or 46.0% chiefly as a result of reduction in investment securities.

Non-Performing Assets. On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On loans 90 days or more past due as to principal and interest payments, KNBT’s policy, with certain limited exceptions, is to discontinue accruing additional interest and reverse any interest currently accrued. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to the borrower’s ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt. Real estate that is acquired as a result of foreclosure is classified as other real estate owned. Other real estate owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property are usually capitalized to the extent that the carrying values does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of other real estate owned are credited or charged to operations, as incurred.

   Non-performing loans decreased $995,000 or 19.7% to $4.1 million at March 31, 2005 as compared with $5.1 million at December 31, 2004. The decrease was principally due to an $811,000 or 25.6% decline in non-performing residential mortgage loans, and a $136,000 or 32.1% decrease in non-performing commercial loans. Non-performing consumer loan levels were relatively unchanged at March 31, 2005 compared to December 31, 2004. Indirect vehicle non-performing levels were $879,000 at March 31, 2005 compared with $864,000 at December 31, 2004. During the fourth quarter of 2004, KNBT instituted policies limiting vehicle collateral advance levels based on key credit criteria which management believes will yield improved portfolio non-accrual and charge-off results. Total non-performing loans as a percentage of net loans improved to 0.40% at March 31, 2005 compared with 0.50% at December 31, 2004.

Allowance for Loan Losses. KNBT’s allowance for loan losses decreased $11,000 or .1% during the first three months of 2005. The allowance for loan losses is established through a provision for loan losses. KNBT maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews all loans that are delinquent 60 days or more on a monthly basis and performs regular reviews of the allowance no less than quarterly in order to identify those inherent losses and assesses the overall collection probability for the loan portfolio. Such reviews consist of a quantitative analysis by loan category, using historical loss experience and consideration of a series of qualitative loss factors. KNBT’s evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of its loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. In addition, in establishing the allowance for loan losses, KNBT’s management considers a ten point internal rating system for all loans originated by the Commercial Lending department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate.

KNBT will continue to monitor and modify its allowance for loan losses as conditions dictate. No assurances can be given that its level of allowance for loan losses will cover all of the inherent losses on its loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. KNBT’s allowance for loan losses was 1.02% and 1.03% of total loans receivable at March 31, 2005 and December 31, 2004, respectively. See “Comparison of Operating Results for the three months ended March 31, 2005 and 2004 - Provision for Loan Losses.”

Liabilities. KNBT’s total liabilities equaled $2.05 billion at March 31, 2005, an increase of $12.2 million or .6% compared to total liabilities of $2.04 billion at December 31, 2004. Total deposits increased $21.3 million or 1.6% to $1.34 billion at March 31, 2005 compared to $1.32 billion at December 31, 2004. This increase reflected, in part, KNBT’s continuing efforts to boost the level of checking accounts and other core deposits. Core deposits consists of all deposits other than certificates of deposit. Also, contributing to the increase in deposits in the first quarter of 2005 was the increased market penetration of branches opened in 2003 and KNBT’s marketing efforts. FHLB advances declined $13.8 million or 2.1% to $646.9 million at March 31, 2005 compared to $660.7 million at December 31, 2004. Maturing advances was the primary reason for the decline.

Shareholders’ Equity. Shareholders’ equity totaled $368.7 million at March 31, 2005 compared to $377.4 million at December 31, 2004, a decrease of $8.7 million or 2.3%. The decrease in shareholders’ equity was primarily the result of the repurchase of KNBT common stock through the Company’s stock repurchase program. A total of 314,000 shares were repurchased during the three months ended, March 31, 2005, at an average price of $16.20 per share. A total of 964,000 shares have been repurchased at an average price of $16.65 since the program was approved in the third quarter of 2004. Also contributing to the decline in shareholders’ equity was a decrease in accumulated other comprehensive income of $7.8 million relating to a decline in unrealized gains on investment securities available-for-sale. KNBT also declared and paid a cash dividend of $.05 per share during the quarter ended March 31, 2005. This resulted in a decrease in retained earnings of $1.5 million. Net income for the three months ended March 31, 2005 was $4.8 million.  KNBT committed to release 11,900 shares of the Company’s common stock during the three months ended March 31, 2005 pursuant to the ESOP for a value of $187,000 and issued 8,021 common shares upon the exercise of stock options for proceeds of $45,000. Regulatory capital for KNBT and the Bank at March 31, 2005 and December 31, 2004 are shown in the following tables.

	At March 31, 2005
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$348,064	24.69%	$112,764	8.00%	N/A	N/A
Bank	$262,742	18.79%	$111,878	8.00%	$139,848	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$337,614	23.95%	$56,382	4.00%	N/A	N/A
Bank	$252,292	18.04%	$55,939	4.00%	$83,909	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$337,614	14.29%	$56,382	4.00%	N/A	N/A
Bank	$252,292	10.85%	$55,939	4.00%	$69,924	5.00%

	At December 31, 2004
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$355,857	25.64%	$111,042	8.00%	N/A	N/A
Bank	$264,159	19.17%	$110,233	8.00%	$137,792	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$345,396	24.88%	$55,521	4.00%	N/A	N/A
Bank	$253,698	18.41%	$55,117	4.00%	$82,675	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$345,396	14.66%	$55,521	4.00%	N/A	N/A
Bank	$253,698	12.17%	$55,117	4.00%	$68,896	5.00%

Liquidity. KNBT’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source.  KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB borrowings in recent years as a cost efficient addition to deposits as a source of funds. The average balance of FHLB borrowings was $651.9 million and $248.5 million for the three months ended March 31, 2005 and March 31, 2004, respectively.

“GAP” Analysis. The following interest rate sensitivity “GAP” table sets forth the amounts of KNBT’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2005, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 14% to 32%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 30%, 8% and 10%, respectively.

	At March 31, 2005
		More than	More than	More than	More than
	3 Months	3 Months	6 Months	1 Year	3 Years	More than
	or Less	to 6 Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets (1):
Deposits at other institutions	$95,341	$-	$-	$-	$-	$-	$95,341
Loans receivable (2)	177,945	68,031	114,647	319,770	197,229	153,419	1,031,042
Investment securities, debt	107,983	36,000	72,001	333,525	208,481	299,603	1,057,593
Investment securities, equity						40,650	40,650
Total interest-earning
assets	$381,270	$104,032	$186,648	$653,295	$405,710	$493,672	$2,224,626
Cumulative total interest-
earning assets	$381,270	$485,301	$671,949	$1,325,244	$1,730,954	$2,224,626	$2,224,626
Interest-bearing
liabilities:
Savings deposits	$-	$8,449	$8,449	$11,229	$14,118	$168,984	$211,230
Interest-bearing checking deposits	-	10,817	7,210	7,210	3,605	151,414	180,257
Money market deposits	25,416	30,498	20,332	33,887	16,944	127,077	254,154
Certificates of deposit	81,216	60,462	100,093	285,957	40,913	743	569,385
FHLB advances and other
borrowings	127,672	16,163	59,375	262,370	159,369	61,863	686,812
Total interest-bearing
liabilities	$234,305	$126,389	$195,460	$600,653	$234,949	$510,081	$1,901,837
Cumulative total interest-
bearing liabilities	$234,305	$360,694	$556,154	$1,156,807	$1,391,756	$1,901,837	$1,901,837
Interest-earning assets
less interest-bearing
liabilities	$146,965	$(22,357)	$(8,812)	$52,641	$170,761	$(16,409)	$322,789
Cumulative interest-rate
sensitivity gap (3)	$146,965	$124,607	$115,795	$168,437	$339,198	$322,789
Cumulative interest-rate gap as a
percentage of total assets at
March 31, 2005	6.08%	5.15%	4.79%	6.96%	14.02%	13.35%
Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at March 31, 2005	162.72%	134.55%	120.82%	114.56%	124.37%	116.97%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustment or contractual maturity.
(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and 2004

General. KNBT’s net income increased by $715,000, or 17.4% to $4.8 million for the three months ended March 31, 2005 compared to $4.1 million for the three months ended March 31, 2004. Net income increased during 2005 due to higher levels of net interest income and non-interest income in addition to a lower loan loss provision. These increases were partially offset by increases in non-interest expense. The increase in net interest income primarily reflects increased interest income in the 2005 period due to an increase in the average balance of interest-earning assets. Earning assets increased as a result of the growth of the investment portfolio, due to the implementation of a leverage strategy during 2004, as well as growth of the loan portfolio. KNBT made efforts to control the growth of non-interest expense while growing non-interest income. As result, for the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004, non-interest income increased by 12.0% while non-interest expense increased by 7.4%.

Analysis of Net Interest Income. For the three months ended March 31, 2005, KNBT’s net interest income was $16.1 million, a $663,000 or 4.3% increase compared to $15.5 million for the three months ended March 31, 2004. KNBT’s average interest-earning assets totaled $2.2 billion for the three months ended March 31, 2005 as compared to $1.8 billion for the three months ended March 31, 2004. Growth in earning assets was primarily the result of an increase in both the investment securities and loan portfolios. During the first three months of 2005, the average balance of the investment portfolio grew $311.0 million or 38.1% and the average balance of the loan portfolio (gross loans) increased $110.0 million or 12.1%. Growth in interest-bearing liabilities in the first quarter of 2005 compared to the first quarter of 2004 was primarily focused on the increase in FHLB advances to fund the leverage strategy and support the loan growth. For the three months ended March 31, 2005, the average balance of FHLB advances increased by $403.4 million or 162.4% compared to the same period in 2004. Total interest income increased $4.6 million or 20.6% to $27.0 million for the three months ended March 31, 2005 as compared with $22.4 million for the three months ended March 31, 2004. For the three months ended March 31, 2005, total interest expense increased $4.0 million or 57.5% to $10.8 million as compared with $6.9 million for the three months ended March 31, 2004. The major factors in the increase in both interest income and interest expense were the increased average balances of interest-earning assets and interest-bearing liabilities.

Net interest margin, a measure of net interest income performance, is determined by dividing net interest income by the average balance of total interest-earning assets. The Company’s net interest margin was 2.94% for the three months ended March 31, 2005 as compared with 3.53% for the same period in 2004. The net interest margin on a tax equivalent basis was 3.05% for the three months ended March 31, 2005 compared to 3.68% for the prior year comparable period. Net interest spread on a tax equivalent basis was 2.72% three months ended March 31, 2005 compared to 3.36% for the prior year. The lower interest margin and interest spread in the 2005 periods was the result of the rates paid on interest-bearing liabilities increasing by 42 basis points while interest rates on earning assets declined 22 basis points.

 Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table includes information adjusted to a tax equivalent basis for the Company’s tax-exempt investment securities. The presentation on a tax-equivalent basis may be considered to include non-GAAP information. Management believes that it is a common industry practice in the banking industry to present such information on a fully tax equivalent basis and that such information is useful to investors in making peer comparisons. The tax-exempt adjustments and comparable GAAP information also is included in the table.

	For the Three Months Ended March 31,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets
Interest-bearing balances with banks	$60,543	$346	2.29%	$36,390	$142	1.56%
Investment securities
Taxable (1)	1,017,927	10,566	4.15%	699,329	6,871	3.93%
Non-taxable (2)	108,544	1,759	6.48%	116,178	1,886	6.49%
Loans receivable (2) (3)	1,021,335	14,920	5.84%	911,362	14,104	6.19%
Allowance for loan losses	(10,393)			(8,079)
Net loans	1,010,942	14,920	5.90%	903,283	14,104	6.25%
Total interest-earning assets	2,197,956	27,591	5.02%	1,755,180	23,003	5.24%
Non-interest-earning assets	202,307	-		224,006	-
Total assets, interest income	$2,400,263	27,591		$1,979,186	23,003
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Demand deposits	$176,622	71	0.16%	$178,104	64	0.14%
Money market deposits	247,648	792	1.28%	238,371	542	0.91%
Savings deposits	209,538	249	0.48%	224,034	263	0.47%
Certificates of deposit	564,659	3,987	2.82%	536,535	3,666	2.73%
Total interest-bearing deposits	1,198,467	5,099	1.70%	1,177,044	4,535	1.54%

Securities sold under agreements
to repurchase	18,732	51	1.09%	23,296	35	0.60%
FHLB advances	651,901	5,444	3.34%	248,470	2,124	3.42%
Other debt	15,464	233	6.03%	15,464	181	4.68%
Total interest-bearing liabilities	1,884,564	10,827	2.30%	1,464,274	6,875	1.88%

Non-interest-bearing liabilities
Non-interest-bearing deposits	123,805	-	-	115,925	-	-
Other liabilities	13,969	-	-	5,594	-	-
Total liabilities	2,022,338	10,827		1,585,793	6,875
Shareholders' equity /retained earnings	377,925	-	-	393,393	-	-
Total liabilities and shareholders'
equity, interest expense	$2,400,263	10,827		$1,979,186	6,875

Net interest income on tax equivalent basis (2)		16,764			16,128
Net interest spread on
tax equivalent basis (4)			2.72%			3.36%
Effect of interest-free sources
used to fund earning assets			0.11%			0.15%
Net interest margin
tax equivalent basis (5)			3.05%			3.68%
Tax-exempt adjustment		(625)			(652)

Net interest income and margin (4)		$16,139	2.94%		$15,476	3.53%
Average interest-earning assets
to average interest-bearing liabilities			116.63%			119.87%

(1)	Includes Federal Home Loan Bank stock.
(2)	The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $625,000 and $652,000 for the three months ended March 31, 2005 and 2004, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.
(3)	Loan (expenses) fees of $(24,041) and $(34,000) for the three months ended March 31, 2005 and 2004, respectively, are included in interest income. Average loan balances include non-accruing loans of $3.8 million and $2.1 million and average loans held-for-sale of $1.4 million and $3.3 million for the three months ended March 31, 2005 and 2004, respectively.

(4)	Net interest spread is the arithmatic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is computed by dividing net interest income by average interest-earning assets.

Rate Volume Analysis. The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected KNBT’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Three Months Ended March 31, 2005
	Compared to Three Months Ended March 31, 2004
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(Dollars in Thousands)
Interest Income:
Cash and cash equivalents	$110	$94	$204
Investment securities	229	3,339	3,568
Loans receivable, net	(886)	1,702	816
Total interest-earning assets	(547)	5,135	4,588

Interest Expense:
Demand deposits	8	(1)	7
Money market deposits	229	21	250
Savings deposits	3	(17)	(14)
Certificates of deposit	129	192	321
Total interest-bearing deposits	369	195	564

Securities sold under agreements
to repurchase	23	(7)	16
FHLB advances and other borrowings	(128)	3,448	3,320
Other debt	52	-	52
Total interest-bearing liabilities	316	3,636	3,952

Increase (decrease) in net
interest income	$(863)	$1,499	$636

Provision for Loan Losses. The provision for loan losses is determined by management’s review and analysis of the loan portfolio. This evaluation process includes, among other things, an analysis of delinquent and non-performing loans, the level of charge-offs and recoveries, the value of collateral securing the loan, the borrower’s ability to repay, repayment performance and local economic conditions. The valuation also takes into consideration performing loans that may have certain weaknesses as identified by management in its review of loans.

KNBT made a provision for loan losses of $734,000 for the three months ended March 31, 2005 as compared to $1.5 million for the three months ended March 31, 2004. KNBT believes that it has made provisions to its allowance for loan loss in amounts which are consistent with the reasonably estimable losses in its loan portfolio. During the twelve-month period ending December 31, 2004, KNBT increased the provision for loan loss to $4.3 million; a $1.3 million or 46.0% increase as compared to a provision of $3.0 million for twelve months ending December 31, 2003. The allowance for loan loss to loans at period end increased to 1.03% from ..89% over the same period. A primary factor in the increased provision over the comparable 2004 periods over 2003 was the acquisition of $271.2 million of net loans from the First Colonial acquisition of which commercial loans totaled $61.5 million. Commercial loans and commercial real estate loans are deemed to have higher levels of known and inherent losses than one to four-family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. KNBT has made provisions in order to maintain the allowance for loan losses at a level, we believe, to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at this time. During the three months ended March 31, 2005, most charge-offs were primarily related to consumer loans. Non-performing loans totaled $4.1 million, and $5.1 million at March 31, 2005, and December 31, 2004, respectively.  At March 31, 2005, KNBT’s allowance for loan losses equaled 257.4% of non-performing loans as compared to 206.9% at December 31, 2004. The Company’s allowance for loan losses as a percentage of loans at period end was 1.01% and 1.03% at March 31, 2005 and December 31, 2004, respectively.

Non-Interest Income. Non-interest income increased $475,000 or 12.0% to $4.4 million for the three months ended March 31, 2005 as compared to $4.0 million for the three months ended March 31, 2004. The primary reasons for the increase were increased brokerage service revenues of $388,000 as a result of the acquisition of Oakwood Securities and the hiring of additional, experienced sales professionals, and increased trust revenues from the Company’s Trust Department of $45,000. Non-interest operating income increased $134,000 during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, principally because of a $70,000 increase in check card interchange fees. The increase in non-interest operating income helped offset a $206,000 decline in deposit service charge revenue in the 2005 period. During the three months ended March 31, 2005, KNBT’s net gain on sale of residential mortgage loans increased $59,000 to $218,000 and net gain on sales of investment securities was $432,000 as compared to a net loss of $8,000 for three months ended March 31, 2004.

Non-Interest Expense. Non-interest expense increased by $920,000, or 7.4%, to $13.4 million for the three months ended March 31, 2005 as compared to $12.5 million for the three months ended March 31, 2004. This was the result of higher compensation and benefit costs and higher occupancy and equipment expenses. Compensation and benefit expenses increased $603,000 or 8.3% to $7.8 million for the three months ended March 31, 2005 as compared with $7.2 million for the same period in 2004. The increase reflects the addition of staff members from the fourth quarter 2004 acquisition of Oakwood Securities, amortization of the Management Recognition and Retention Plan, and merit increases. Net occupancy and equipment costs increased $288,000 or 15.8% to $2.1 million for the three months ended March 31, 2005. Building maintenance costs increased $200,000 or 249.9% during the three months ended March 31, 2005 compared to the three months ended March 31, 2004, due to preventive maintenance measures performed on KNBT’s buildings and costs associated with weather. Depreciation expense on equipment increased $446,000 or 211.6% to $846,000 for the three months ended March 31, 2005. This increase reflects costs associated with the addition of equipment and systems necessitated by KNBT’s core system conversion and integration completed during March 2004. KNBT’s core system is now internally operated instead of contracted with a third-party service bureau provider.

Income Tax Expense. KNBT’s income tax expense was $1.6 million for the three months ended March 31, 2005 compared with $1.3 million for the three months ended March 31, 2004. The effective income tax rate for the three months ended March 31, 2005 was 24.8% as compared to 24.3% for the three-month period ended March 31, 2004.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of KNBT’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and interest rates see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Sensitivity” in KNBT’s annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes in KNBT’s assessment of its sensitivity to market risk since December 31, 2004.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. KNBT’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, KNBT’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting. No change in KNBT’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect, KNBT’s internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1. Legal Proceedings

There are no matters required to be reported under this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding KNBT’s repurchases of its common stock during the quarter ended March 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)

January 1 - 31, 2005	-	-	-	2,412,486 (2)
February 1 - 28, 2005	-	-	-	2,412,486 (2)
March 1 - 31, 2005	314,000	$16.20	964,000	2,098,486 (2)
Total	314,000	$16.20	964,000	N/A

(1)	On October 27, 2004, the Board of Directors authorized the repurchase of up to 3,062,486 shares or approximately 10% of KNBT's outstanding shares. Repurchases will be made from time to time, during the next 12 months or longer if necessary a
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

KNBT BANCORP, INC.

DATE: May 10, 2005	BY:	/S/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

DATE: May 10, 2005	BY:	/S/ Eugene T. Sobol
Eugene T. Sobol
Senior Executive Vice President,
Chief Operating Officer and
Chief Financial Officer