Form 10-Q
period 2005-06-30
KNBT BANCORP INC
filed 2005-08-09
CIK 1236964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

____________________________________

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2005
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

YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

YES	X	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 5, 2005, 31,615,373 shares of the Registrant’s common stock were outstanding.

KNBT BANCORP, INC. AND SUBSIDIARIES

PART I.

Item 1.     Financial Statements

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)

ASSETS
Cash and due from banks	$44,970	$30,218
Interest-bearing deposits with banks	33,716	56,002
Cash and cash equivalents	78,686	86,220
Investment securities available-for-sale	1,236,867	1,057,109
Investment securities held to maturity	52,447	56,586
(Fair value of $52,827 at June 30, 2005 and
$57,034 at December 31, 2004)
Federal Home Loan Bank of Pittsburgh stock	47,029	36,456
Mortgage loans held-for-sale	2,109	718
Loans	1,433,985	1,013,202
Less: Allowance for loan losses	(15,760)	(10,461)
Net loans	1,418,225	1,002,741
Bank owned life insurance	73,514	60,501
Premises and equipment, net	47,560	40,790
Accrued interest receivable	11,638	9,509
Goodwill	103,568	36,876
Other intangible assets	33,758	16,379
Other assets	11,485	11,218
TOTAL ASSETS	$3,116,886	$2,415,103

LIABILITIES
Non-interest-bearing deposits	$183,265	$128,498
Interest-bearing deposits	1,585,784	1,194,555
Total deposits	1,769,049	1,323,053
Securities sold under agreements to repurchase	72,036	22,643
Advances from the Federal Home Loan Bank	821,165	660,674
Subordinated debt	39,096	15,464
Accrued interest payable	8,277	5,811
Other liabilities	2,837	10,104
TOTAL LIABILITIES	2,712,460	2,037,749

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share
Authorized: 20,000,000 shares, none issued	-	-
Common stock, par value $0.01 a share	330	297
Authorized: 100,000,000 shares
Issued:
33,901,020 shares at June 30, 2005
30,656,840 shares at December 31, 2004
Additional paid-in capital	342,032	296,403
Retained earnings	120,631	113,748
Treasury stock, at cost; 2,364,600 and 650,000 shares at
June 30, 2005 and December 31, 2004, respectively	(37,258)	(11,179)
Unallocated common stock held
by Employee Stock Ownership Plan	(14,771)	(15,176)
Unearned common stock held
by Management Recognition and Retention Plan	(8,198)	(9,107)
Accumulated other comprehensive income, net	1,660	2,368
TOTAL SHAREHOLDERS' EQUITY	404,426	377,354

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,116,886	$2,415,103

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
	(unaudited)

INTEREST INCOME
Loans, including fees	$18,162	$14,479	$33,054	$28,572
Investment securities	12,907	8,580	24,635	16,696
Other interest	542	136	888	278
Total interest income	31,611	23,195	58,577	45,546

INTEREST EXPENSE
Deposits	6,349	4,357	11,448	8,892
Securities sold under agreements to repurchase	308	42	359	77
Advances from the FHLB and other borrowings	6,461	2,740	11,905	4,864
Subordinated debt	433	179	666	360
Total interest expense	13,551	7,318	24,378	14,193

NET INTEREST INCOME	18,060	15,877	34,199	31,353
Provision for loan losses	534	971	1,268	2,471
Net interest income after provision
for loan losses	17,526	14,906	32,931	28,882

NON-INTEREST INCOME
Trust revenue	420	372	818	725
Brokerage services revenue	568	117	1,116	277
Caruso benefit group revenue	1,518	-	1,518	-
Insurance services revenue	315	-	315	-
Deposit service charges	1,321	1,009	2,426	2,320
Lending fees	545	281	858	579
Check card/ATM card fees	679	550	1,227	1,036
Bank owned life insurance	712	655	1,364	1,322
Net gains on sale of investment securities	24	20	456	12
Net gains on sale of residential mortgage loans	263	12	481	171
Net gains on sale of credit card loans	-	-	-	298
Net (losses) gains on sale of assets	(61)	213	(72)	213
Net gains (losses) on sale of other real estate owned	3	25	(14)	69
Other non-interest operating income	249	184	505	383
Total non-interest income	6,556	3,438	10,998	7,405

NON-INTEREST EXPENSES
Compensation and employee benefits	9,479	7,309	17,327	14,554
Net occupancy and equipment expense	2,476	1,962	4,589	3,787
Professional fees	756	239	1,183	811
Advertising	249	340	471	493
Data processing	482	478	915	1,009
Telecommunication	243	242	421	551
Office supplies and postage	547	498	975	1,003
Impairment of mortgage servicing rights	114	154	198	212
Amortization of intangible assets	782	546	1,329	1,093
Other operating expenses	1,842	1,249	2,987	2,009
Total non-interest expenses	16,970	13,017	30,395	25,522

Income before income taxes	7,112	5,327	13,534	10,765
Income taxes	1,874	1,019	3,466	2,342
NET INCOME	$5,238	$4,308	$10,068	$8,423

PER SHARE DATA
Net income - basic	$0.18	$0.15	$0.35	$0.29
Net income - diluted	$0.18	$0.15	$0.35	$0.28
Cash dividends paid per common share	$0.06	$0.05	$0.11	$0.05

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2005 (unaudited)
	(dollars in thousands)
								Accumulated
	Common	Treasury	Common	Add'l		Unallocated	Unearned	Other
	Stock	Stock	Stock	Paid In	Retained	ESOP	Compensation	Comprehensive	Treasury
	Shares	Shares	Value	Capital	Earnings	Shares	MRRP	Income	Stock	Total
Balance January 1, 2005	29,764,319	(650,000)	$297	$296,403	$113,748	$(15,176)	$(9,107)	$2,368	$(11,179)	$377,354

Comprehensive income
Net income					10,068					10,068
Other comprehensive loss net of taxes
and reclassification adjustments								(708)		(708)
Total comprehensive Income										9,360
Cash dividends					(3,185)					(3,185)
Unallocated ESOP shares committed to employees	23,801			(49)		405				356
Shares issued upon exercise of stock options	17,449			86						86
Acquisition of Northeast Pennsylvania Financial Corp	3,226,731		33	45,432						45,465
Purchases of treasury stock		(1,714,600)							(26,079)	(26,079)
Amortization of compensation of advisory directors options				9						9
Establishment of a Management Recognition Program (MRRP)				151			(151)			-
Amortization of compensation related to MRRP							1,060			1,060
Balance at June 30, 2005	33,032,300	(2,364,600)	$330	$342,032	$120,631	$(14,771)	$(8,198)	$1,660	$(37,258)	$404,426

	Six Months Ended June 30, 2004 (unaudited)
	(dollars in thousands)
								Accumulated
	Common	Treasury	Common	Add'l		Unallocated	Unearned	Other
	Stock	Stock	Stock	Paid In	Retained	ESOP	Compensation	Comprehensive	Treasury
	Shares	Shares	Value	Capital	Earnings	Shares	MRRP	Income	Stock	Total
Balance January 1, 2004	29,479,275		$295	$297,887	$100,570	$(15,987)		$6,315		$389,080

Comprehensive income (loss)
Net income					8,423					8,423
Other comprehensive loss net of taxes
and reclassification adjustments								(8,111)		(8,111)
Total comprehensive loss										312
Cash dividends					(1,481)					(1,481)
Purchase of Stock for Management Recognition
and Retention Plan (MRRP)				(13,281)						(13,281)
Unallocated ESOP shares committed to employees	23,801			(3)		405				402
Shares issued upon exercise of stock options	158,691		2	832						834
Establishment of a MRRP				10,659			(10,659)			-
Amortization of compensation related to MRRP							356			356
Balance at June 30, 2004	29,661,767	0	$297	$296,094	$107,512	$(15,582)	$(10,303)	$(1,796)	$0	$376,222

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004
	(dollars in thousands)
OPERATING ACTIVITIES:
Net income	$10,068	$8,423
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for possible loan losses	1,268	2,471
Depreciation and amortization	3,310	2,758
Compensation expense stock option plan	9	4
Management Recognition and Retention Plan expense	1,060	356
ESOP expense	356	401
Amortization and accretion of securities premiums and discounts, net	915	1,316
(Gain) Loss on sale of other real estate owned	14	(69)
Net (Gain) on sales of investment securities	(456)	(12)
Gain on sale of credit card portfolio	-	(298)
(Gain) Loss on sale of other assets	72	(213)
Gain on sale of mortgage loans	(481)	(171)
Mortgage loans originated for sale	(29,207)	(15,135)
Mortgage loan sales	30,467	16,462
Changes in assets and liabilities:
Increase in Bank Owned Life Insurance	(1,363)	(1,322)
Decrease (Increase) in accrued interest receivable	745	(1,396)
Decrease (Increase) in other assets	(257)	947
Increase (Decrease) in other liabilities and accrued interest payable	(657)	732
Net cash provided by operating activities	15,863	15,254

INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available-for-sale	85,620	91,115
Proceeds from calls and maturities of securities held-to maturity	2,521	-
Proceeds from sales of securities available-for-sale	56,600	351
Purchase of securities available-for-sale	(25,289)	(261,466)
Purchase of securities held to maturity	-	(59,751)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(414)	(12,203)
Redemption of Federal Home Loan Bank of Pittsburgh stock	1,891	-
Proceeds from the sale of credit card loans	-	1,831
Net (Increase) in loans	(42,076)	(85,994)
Cash paid for acquisitions	(65,452)	-
Cash and cash equivalents obtained through acquisitions	52,021	-
Purchase of premises & equipment	(1,544)	(7,100)
Proceeds from the sale of other assets	1,029	418
Proceeds from the sale of other real estate owned	202	336
Net cash provided by (used in) investing activities	65,109	(332,463)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(3,479)	21,572
Net increase in repurchase agreements	9,177	6,526
Proceeds from long -term debt	49,500	262,562
Payments on long -term debt	(114,526)	(36,287)
Purchase of treasury stock	(26,079)	-
Proceeds from the exercise of stock options	86	834
Purchase of Stock for the Management Recognition and Retention Plan	-	(13,281)
Cash dividends paid	(3,185)	(1,481)
Net cash provided by financing activities	(88,506)	240,445
Increase (Decrease) in cash and cash equivalents	(7,534)	(76,764)
Cash and cash equivalents January 1,	86,220	138,977
Cash and cash equivalents June 30,	$78,686	$62,213

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$900,000	$22
Interest on deposits, advances and other borrowed money	$24,158	$13,585
Supplemental disclosure of non-cash activities
Reclassification of loans receivable to other real estate owned	$1,739	$152

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - BASIS OF PRESENTATION

KNBT Bancorp, Inc. (“KNBT” or the “Company”) is a Pennsylvania corporation and registered bank holding company organized in 2003. KNBT’s business consists primarily of being the parent holding company for Keystone Nazareth Bank & Trust Company, a Pennsylvania-chartered savings bank. Keystone Nazareth Bank & Trust Company (the “Bank”) is the stock-form successor to Keystone Savings Bank upon the completion of the mutual-to-stock conversion of Keystone Savings Bank, which was completed on October 31, 2003. Concurrently with the mutual-to-stock conversion, KNBT acquired, through a merger, First Colonial Group, Inc. (“First Colonial”), the parent bank holding company for Nazareth National Bank and Trust Company (“Nazareth National Bank”) which was merged with and into the Bank in connection with the acquisition of First Colonial.

The Bank completed the acquisitions of Oakwood Financial Corp. (“Oakwood”) in November 2004 and Caruso Benefits Group (“Caruso”) in April 2005. KNBT completed the acquisition of Northeast Pennsylvania Financial Corp. (“NEPF”) in May 2005. (See Note C.)

On July 27, 2005, KNBT announced that its Board of Directors authorized an additional repurchase of up to 3.2 million shares, or approximately 10 percent of KNBT’s outstanding shares, which will commence immediately upon completion of its current buyback program of 3.1 million shares.

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

In addition to the Bank, KNBT’s subsidiaries include KNBT Inv. I, Inc. and KNBT Inv. II, Inc. The Bank has six wholly owned subsidiaries, KLV, Inc., KLVI, Inc., Traditions Settlement Services LLC Abstractors, Higgins Insurance Association, Inc., Caruso and KNBT Securities. KLV, Inc. is inactive.

NOTE C - CONVERSION AND ACQUISITIONS

Oakwood Financial Corp.

On November 11, 2004, the Bank acquired Oakwood Financial Corp. (“Oakwood”), a full-service securities brokerage firm based in Allentown, Pennsylvania, for $650,000. The agreement stipulates that $150,000 of the $650,000 purchase price is contingent upon Oakwood meeting certain conditions. The Bank acquired $119,000 in assets and recorded $531,000 of goodwill. The transaction was accounted for under the purchase method of accounting. KNBT’s results of operations include the operations acquired from Oakwood since the date of acquisition on November 11, 2004.

Oakwood provides a full menu of securities brokerage, insurance and investment advisory products and services. Oakwood now operates under the name “KNBT Securities Inc.” and is a wholly owned subsidiary of the Bank.

Caruso Benefits Group, Inc.

On April 1, 2005, the Bank completed its acquisition of Caruso Benefits Group, Inc. (“Caruso”), a benefits management firm based in Bethlehem, Pennsylvania. Caruso specializes in benefits management with an emphasis on group medical, life, and disability insurance. The Caruso acquisition is a strategic initiative that bolsters KNBT’s ability to support corporate and small business customers with the benefit management expertise of Caruso. Since the date of acquisition on April 1, 2005, Caruso has been operating as a wholly owned subsidiary of the Bank. Caruso’s results of operations are included in KNBT’s results beginning April 1, 2005.

Under the terms of the definitive agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28 million in cash of which $20 million was paid at time of closing and $8 million will be payable over a three-year period, subject to Caruso maintaining certain levels of profitability.

The acquisition resulted in the recording of approximately, $10.3 million of goodwill. KNBT also recorded an identifiable intangible asset for the customer list of $9.9 million which is being amortized on a straight-line basis over 15 years. The expense related to the amortization of the identifiable intangible asset totaled $165,000 for the three- month period ended June 30, 2005.

Northeast Pennsylvania Financial Corp.

On May 19, 2005 KNBT completed its acquisition of NEPF. The aggregate purchase price was approximately $93.5 million in cash and shares of common stock that included $2.5 million in expenses associated with the acquisition. KNBT acquired 100% of the outstanding shares of NEPF. NEPF shares of 1,976,195 were exchanged at a conversion ratio of 1.6328 for 3,226,731 of KNBT’s common stock and NEPF shares of 1,976,194 shares were exchanged for cash consideration of $45.5 million. NEPF was headquartered in Hazleton, Pennsylvania, with 16 community banking offices in five counties in Northeastern Pennsylvania. The acquisition expands KNBT’s franchise into Luzerne, Schuylkill and Columbia counties and enhances KNBT’s presence in Carbon and Monroe counties.

The preliminary purchase price was allocated to the acquired assets and liabilities of NEPF assigned at the date of acquisition. KNBT is in the process of finalizing these values and, as such the allocation of the purchase price is subject to revision. This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141.

At May 19, 2005
(dollars in thousands)

Assets:
Cash and cash equivalents	$51,078
Investment securities available for sale	301,751
Loans	379,397
Less: allowance for loan losses	(5,281)
Net loans	374,116
Other assets	58,763
Total assets	785,708

Liabilities:
Non-interest bearing deposits	47,281
Interest-bearing deposits	403,130
FHLB advances and other borrowings	290,154
Other liabilities	7,104
Total liabilities	747,669

Net assets acquired	$38,039

Goodwill of $52.9 million was recorded in connection with the transaction. KNBT is in the process of finalizing third party valuations of certain identifiable intangible assets; thus the allocation of the purchase price is subject to adjustment. The following table provides the calculation of the goodwill:

(dollars in thousands)

Purchase price :
Purchase price for shares exchanged for common stock	$45,465
Purchase Price for shares exchanged for cash	45,452
Total purchase price	90,917
Net assets acquired:
Seller's shareholders' equity, net of intangible assets	38,039
Excess purchase price	52,878

Estimated adjustments to reflect assets acquired at fair value:
Investments (amortized over the actual life of the securities)	(77)
Loans (five year weighted average life)	(78)
Core deposit intangible (ten year amortization)	(7,825)
Premises (twenty year amortization)	2,778
Estimated adjustments to reflect liabilities acquired at fair value:
Deposits (amortized over a five year weighted average life)	938
FHLB advances (amortized over an eight year weighted average life)	3,908
Other borrowings	2,967
Deferred taxes	(2,629)
Goodwill impact of purchase accounting adjustments	(18)
Goodwill resulting from merger	$52,860

The following represents the unaudited pro forma financial information as if the acquisition of Caruso and NEPF occurred on the first date of the period indicated. The pro forma financial should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

Included in the six months ended June 30, 2005 results of operations were, approximately $10.5 million in option, retirement, severance and change of control agreement expenses, and approximately $3.0 million in contract termination expenses, which were incurred as a direct result of the acquisition.

	For the six
	months ended June 30,
	2004	2005
	(dollars in thousands)

Interest income	$66,414	$72,463
Interest expense	23,256	31,754
Net interest income	43,158	40,709

Provision for loan losses	3,865	1,268
Non-interest income	16,963	14,712
Non-interest expense	38,438	5,668

Net income (loss)	$13,286	$(1,647)

NOTE D - EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of SFAS No. 128, “Earnings Per Share”. Basic and diluted earnings per share for the three and six months ended June 30, 2005 and 2004 were calculated as follows:

For the three months ended June 30,	2005			2004
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share amounts)
Basic earnings per share
Income available to common shareholders	$5,238	29,358,352	$0.18	$4,308	29,232,941	$0.15
Effect of dilutive securities
Stock options		196,804	-		412,754	-
Management Recognition and Retention Plan		75,569	-		9,568	-
Total effect of dilutive securities		272,373	-		422,322	-
Diluted earnings per share
Income available to common shareholders
plus assumed exercise of options	$5,238	29,630,725	$0.18	$4,308	29,655,263	$0.15

For the six months ended June 30,	2005			2004
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share data)
Basic earnings per share
Income available to common shareholders	$10,068	28,795,321	$0.35	$8,423	29,394,090	$0.29
Effect of dilutive securities
Stock options		205,262	-		509,844	-
Management Recognition and Retention Plan		100,715	-		28,533	-
Total effect of dilutive securities		305,977	-		538,377	$(0.01)
Diluted earnings per share			-			-
Income available to common shareholders
plus assumed exercise of options	$10,068	29,101,298	$0.35	$8,423	29,932,467	$0.28

KNBT also had outstanding stock options for the three months and six months ended June 30, 2005, equal to 1,328,743 and 1,291,374 shares of common stock, respectively, with exercise prices ranging from $14.91 to $16.50 per share. These options were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2005, because the option exercise price was greater than the average market price. KNBT had 1,132,000 options that were outstanding for the period May 6, 2004 (date of grant) through June 30, 2004 that were anti-dilutive.

Common stock outstanding for the purpose of calculating basic earnings per share does not include 868,720 and 916,321 unallocated shares held by the Employee Stock Ownership Pan (“ESOP”) at June 30, 2005 and June 30, 2004 respectively. The exclusion of these unallocated shares held by the ESOP is in accordance with the provision of Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

Unearned and uncommitted Management Recognition and Retention Plan (“MRRP”) shares to be released are not considered to be outstanding for basic earnings per share calculations. At June 30, 2005, unearned MRRP shares totaled 507,000 and uncommitted MRRP shares totaled 173,347. At June 30, 2004, unearned MRRP shares totaled 638,000 and uncommitted shares totaled 170,047.

NOTE E - INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT’s investment securities held-to-maturity and available-for-sale at June 30, 2005 (unaudited) and December 31, 2004 are as follows:

	At June 30, 2005 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Held to maturity:
U.S. Government and agencies	$298	$-	$-	$298
Obligations of states and political
subdivisions	5,504	103	-	5,607
Mortgage-backed securities
FNMA	23,635	97	-	23,732
CMOs	23,010	180	-	23,190
Total mortgage-backed securities	46,645	277	-	46,922
Total held to maturity	52,447	380	-	52,827

Available for sale:
U.S. Government and agencies	152,607	884	(769)	152,722
Obligations of states and political
subdivisions	105,176	2,808	(33)	107,951
Asset-managed funds	4,904	-	(127)	4,777
Federated Liquid Cash Trust	36	-	-	36
Mortgage-backed securities
GNMA	2,914	63	-	2,977
FHLMC	150,132	538	(546)	150,124
FNMA	439,457	2,625	(1,435)	440,647
CMOs	296,305	245	(2,852)	293,698
Total mortgage-backed securities	888,808	3,471	(4,833)	887,446
Corporate and other debt securities	66,683	889	(14)	67,558
Equity securities	16,137	746	(506)	16,377
Total available for sale	1,234,351	8,798	(6,282)	1,236,867

Total investment securities	$1,286,798	$9,178	$(6,282)	$1,289,694

	At December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Held to maturity:
Obligations of states and political
subdivisions	$5,510	$39	$(4)	$5,545
Mortgage-backed securities
FNMA	25,893	100	-	25,993
CMOs	25,183	313		25,496
Total mortgage-backed securities	51,076	413	-	51,489
Total held to maturity	56,586	452	(4)	57,034

Available for sale:
U.S. Government and agencies	174,864	1,562	(777)	175,649
Obligations of states and political
subdivisions	104,476	2,249	(151)	106,574
Asset-managed funds	4,904	-	(93)	4,811
Federated Liquid Cash Trust	35	-	-	35
Mortgage-backed securities
GNMA	1,416	44	-	1,460
FHLMC	104,476	524	(346)	104,654
FNMA	308,923	2,975	(1,257)	310,641
CMOs	277,485	522	(2,125)	275,882
Total mortgage-backed securities	692,300	4,065	(3,728)	692,637
Corporate and other debt securities	9,029	168	-	9,197
Equity securities	67,914	1,093	(801)	68,206
Total available for sale	1,053,522	9,137	(5,550)	1,057,109

Total investment securities	$1,110,108	$9,589	$(5,554)	$1,114,143

NOTE F - STOCK-BASED COMPENSATION

Stock Option Plans

KNBT maintains the 2004 Stock Option Plan adopted by its stockholders at the 2004 annual meeting, as well as the stock option plans previously maintained by First Colonial acquired as a part of the acquisition of First Colonial in October 2003. KNBT’s stock option plans are accounted for under SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard contains a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, through December 31, 2005, the standard permits entities to continue accounting for employee stock options and similar instruments under the intrinsic value method of APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for options, except as discussed below, in accordance with APB Opinion No. 25.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net Income
As reported	$5,238	$4,308	$10,068	8423
Add: Stock-based employee compensation expense
included in reported net income, net
of related tax effects	6	4	12	4
Less: Stock-based compensation cost determined
under fair value method for all awards, net
of related tax effects	167	92	327	92
Pro-forma	$5,077	$4,220	$9,753	$8,335

Earnings per share (Diluted)
As reported	$0.18	$0.15	$0.35	$0.28
Pro-forma	$0.17	$0.14	$0.34	$0.28

Earnings per share (Basic)
As reported	$0.18	$0.15	$0.35	$0.29
Pro-forma	$0.17	$0.14	$0.34	$0.28

KNBT granted options covering 13,500 and 228,150 shares for the three and six month periods ending June 2005 respectively. KNBT granted options covering 1,132,000 shares for the three and six month periods ending June 30, 2004. The fair value of each option grant is estimated on the date of grant using the Black-Scholes options-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: dividend yield of 2% for each period; expected volatility of 26.75% and 25.00%; risk-free interest rates for each plan of 3.95% and 3.97%; and expected lives of 7.33 years and 7.10 years. The weighted average fair value of each option granted under KNBT’s 2004 Stock Option Plan is $4.64 in 2005 and $4.41 in 2004.

In May 2004, KNBT granted 22,500 options to purchase shares of the Company’s common stock at $16.50 to KNBT’s advisory directors. The Company recognizes compensation expense in accordance with the fair value-based method of accounting described in SFAS No. 123 with respect to options granted to advisory directors. The fair value of each option is expensed over its vesting period. Compensation expense of $6,000 and $12,000 was recognized for the three and six month periods ended June 30, 2005 respectively, for options granted to advisory directors.

On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment Statement 123(R) replaces FASB No.123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) establishes standards for which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for good and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Under SFAS No. 123(R), all forms of share-based payments to employees, including stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award requires the entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (vesting period). Fair value of that award will be re-measured subsequently at each reporting date through the settlement date. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

All public entities that use the fair-value based method for either recognition or disclosure under SFAS No. 123(R) will apply this Statement using a modified version of prospective application. Under the transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under SFAS No. 123(R) for either recognition or pro forma disclosure. For periods before the required effective date, those entities may elect to apply a modified version of retrospective application under which the financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods by SFAS No. 123(R).

Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), issued March 29, 2005, expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements, for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of SFAS No. 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. SFAS No. 123(R) will therefore be effective for the Company beginning the first quarter of 2006. The anticipated annual impact on the Company is expected to be similar to the amounts disclosed in this Footnote. This Statement applies to all awards granted after the required effective date including existing awards not vested, modified, repurchased, or canceled after that date. KNBT is currently evaluating the impact SFAS No. 123(R) will have on its financial statements.

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides the ability to award up to 808,047 shares of the Company’s common stock, subject to adjustment, which may be granted as restricted shares to the Company’s directors, advisory directors, officers and employees. Shares awarded to date by the MRRP are earned by the participants at the rate of 20% per year. On May 6, 2004, 638,000 restricted shares were awarded leaving 170,047 shares available for future grants. On April 11, 2005 KNBT issued an additional 10,000 restricted shares. Compensation expense for this plan is being recorded over the 60-month vesting period and is based on the market value of the Company’s stock as of the date the awards were made. KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders’ equity. Expense under this plan for the three months and six months ended June 30, 2005 was $537,000 and $1.1 million, respectively, and $355,000 for both the three and six month periods ending June 30, 2004.

NOTE G - LOANS

A summary of KNBT’s loans receivable at June 30, 2005 (unaudited) and December 31, 2004 is as follows:

	June 30,	December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)
Real estate
Residential	$435,270	$326,552
Construction	104,728	106,361
Commercial	312,921	231,132
Total real estate	852,919	664,045

Consumer loans	488,690	297,935
Commercial (non-real estate)	93,841	50,691
States and political subdivisions	1,036	1,170
Total gross loans	1,436,486	1,013,841

Less:
Mortgage loans held-for-sale	(2,109)	(718)
Deferred fees	(392)	79
Total loans	1,433,985	1,013,202

Less: Allowance for loan losses	(15,760)	(10,461)
Total net loans	$1,418,225	$1,002,741

The following table shows the amounts of KNBT’s non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at June 30, 2005 and December 31, 2004.

	At June 30,	At Dec. 31,
	2005	2004
	(unaudited)
	(dollars in thousands)

Non-accrual loans	$5,702	$4,544
Accruing loans 90 days or more past due	1,218	511
Total non-performing loans	6,920	5,055

Other real estate owned	319	71
Total non-performing assets	$7,239	$5,126

Total non-performing loans
as a percentage of loans, net	0.49%	0.50%

Total non-performing loans
as a percentage of total assets	0.22%	0.21%

Total non-performing assets
as a percentage of total assets	0.23%	0.21%

Interest on non-accrual loans which would have been
recorded at the original rate	$74	$125

Interest on non-accrual loans that was reflected in income	-	-
Net decrease in interest income	$(74)	$(125)

KNBT’s recorded investment in impaired loans was $2.0 million at June 30, 2005 and $424,000 at December 31, 2004. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $368,000 at June 30, 2005 and $61,000 at December 31, 2004. The average impaired loan balance for the six months ended June 30, 2005 was $725,685. During the quarter ended June 30, 2005, the Bank received principal payments of $3,000 on impaired loans. The Bank recognized no interest income on impaired loans in the three-month period ended June 30, 2005. For the three months ended June 30, 2004, KNBT received principal payments of $11,000 on impaired loans and recognized no income.

The following table shows the activity in KNBT’s allowance for loan losses during the periods indicated:

	At or for the		At or for the
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(dollars in thousands)
	(unaudited)

Balance, beginning of period	$10,450	$9,000	$10,461	$7,910
Reserve received in merger	5,281	-	5,281	-
Provision charged to operations	534	971	1,268	2,471
Charge-offs:
One-to-four family residential	(30)	(15)	(45)	(15)
Multi-family	-	-	-	-
Commercial real estate	-	-	-	-
Construction and land development	(4)	-	(4)	-
Commercial business	-	-	-	-
Consumer	(624)	(551)	(1,372)	(1,043)
Total charge offs	(658)	(566)	(1,421)	(1,058)
Recoveries of loans previously charged off:
One-to-four family residential	7	49	8	74
Commercial business	60	1	62	2
Consumer	86	64	101	120
Total recoveries	153	114	171	196
Net loans charged-off	(505)	(452)	(1,250)	(862)

Balance, end of period	$15,760	$9,519	$15,760	$9,519

NOTE H - RETIREMENT PLANS

1.   Defined Benefit Plans

KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during plan years prior to October 2003. In October 2003, KNBT froze the future accrual of benefits under this plan. KNBT continues to contribute to this plan for benefits accrued prior to October 2003. KNBT’s contribution to this plan in the six months ended June 30, 2005 was $248,000. During the six months ended June 30, 2004, the contribution to this plan amounted to $131,000. KNBT currently expects to contribute approximately $77,000 to this plan during the remainder of 2005.

NEPF participated in a multiple-employer defined benefit pension plan covering all employees who are age 21 and had one year of service with the NEPF. NEPF amended the plan and froze the benefits for current participants as of October 1, 2003. As such, NEPF limited its future obligations under this plan. KNBT is currently evaluating its future obligations for this plan. KNBT does not anticipate an income or expense impact either now, or in the future for this plan. Future obligations are part of the NEPF acquisition transaction and become a factor of goodwill.

2.     Directors’ Deferred Plan

KNBT, as a part of the merger with First Colonial, assumed the deferred compensation plan for certain former directors of First Colonial. The plan requires defined annual payments for five to fifteen years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. KNBT has recorded the deferred compensation liabilities using the present value method. The net periodic defined benefit expense for the six months ended June 30, 2005 and June 30, 2004 was as follows:

	June 30,
	2005	2004
	(dollars in thousands)

Service cost	$-	$-
Interest cost	21	13
Expected return on plan assets	-	-
Amortization of unrecognized net
transition asset or obligation	-	-
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized net gain or loss	-	-

Net periodic benefit expense	$21	$13

KNBT currently expects to contribute a total of approximately $21,000 to this plan in the year ended December 31, 2005.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

In October 2003, the AICPA issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that KNBT will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Management has applied the standards of SOP 03-3 to loans acquired from the NEPF acquisition. An analysis of NEPF’s loan portfolio and of its Allowance for Loan Loss concluded that the loans acquired did not fall under SOP 03-3.

NOTE J - RECLASSIFICATIONS

Certain reclassifications of prior years’ amounts have been made to conform to the June 30, 2005 presentation.

NOTE K - INCOME TAXES

KNBT accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. As of December 31, 2004, the Company had a $5.2 million deferred tax asset related to a charitable contribution carryforward which expires in 2008. On April 1, 2005, the Company completed its acquisition of Caruso which gave rise to $20.5 million of tax deductible goodwill and other identifiable intangible assets. On May 19, 2005, the Company completed its acquisition of NEPF which included a net operating loss carryforward of approximately $15.0 million, which the Company is finalizing and will record and related tax adjustments in the third quarter.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of the recorded deferred tax assets. Accordingly, no deferred tax asset valuation allowance was recorded at June 30, 2005.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING INFORMATION

The information contained in this Form 10-Q, and other written materials and oral statements made by management, may contain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to KNBT Bancorp, Inc. (“KNBT” or the “Company”) management's intentions, plans, beliefs, expectations or opinions or with respect to the operation of the Caruso Benefits Group, Inc. (“Caruso”) and Northeast Pennsylvania Financial Corp. (“NEPF”).

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) estimated cost savings from the acquisition of NEPF cannot be fully realized within the expected time frame; (4) revenues following the acquisitions of Caruso and NEPF are lower than expected; (5) competitive pressure among depository institutions increases significantly; (6) costs or difficulties related to the integration of the businesses of KNBT, NEPF and Caruso are greater than expected; (7) changes in the interest rate environment may reduce interest margins; (8) general economic conditions, either nationally or in the markets in which KNBT is doing business, are less favorable than expected; (9) legislation or changes in regulatory requirements adversely affect the business in which KNBT is engaged; (10) other factors discussed in the documents filed by KNBT with the Securities and Exchange Commission ("SEC") from time to time. Copies of these documents may be obtained from KNBT upon request and without charge (except for the exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov.

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

KNBT recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management's judgement based upon available evidence that future realization is more likely than not. If management determines that KNBT may be unable to realize all or part of net deferred tax assets in the future, a direct charge to income tax expense may be required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Goodwill, under SFAS No. 142, is subject to impairment testing at least annually to determine whether write-downs of the recorded balance is necessary. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill related to each unit is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT’s books to write down the related goodwill to the proper carrying value. KNBT recorded goodwill and other identifiable intangible assets as a result of the acquisition of First Colonial Group, Inc. in October 2003, Oakwood (“KNBT Securities”) in November 2004, Caruso in April 2005 and NEPF in May 2005.

Comparison of Financial Condition as of June 30, 2005 and December 31, 2004

Assets.  KNBT’s total assets were $3.1 billion at June 30, 2005 as compared to $2.4 billion at December 31, 2004, an increase of $701.8 million or 29.1%. The increase was primarily the result of $789.4 million in assets acquired from NEPF. KNBT’s total loans receivable were $1.4 billion at June 30, 2005, an increase of $420.7 million or 41.5%. This growth was primarily due to the increase of $379.4 million with the NEPF acquisition along with a $30 million dollar increase within the commercial real estate and commercial non-real estate loan portfolios. The NEPF acquisitions added approximately $111.0 million in residential real estate and construction loans, $170.0 million in consumer loans and $99.1 million in the commercial real estate and commercial non-real estate portfolios. Investment securities increased $175.6 million or 15.8% to $1.3 billion as compared with $1.1 billion at December 31, 2004. The increase in investments was the result of adding $301.0 million in securities from the NEPF acquisition, offset in part by the sale or maturity of $144.7 million in investment securities. Mortgage-backed securities contributed $282.8 million of the assets acquired from NEPF. The investment portfolio will continue to be used to fund the growth in the loan portfolio, maturing Federal Home Loan Bank (“FHLB”) advances and common stock purchases made pursuant to the stock repurchase program.

Non-Performing Assets. On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On loans 90 days or more past due as to principal and interest payments, KNBT’s policy, with certain limited exceptions, is to discontinue accruing additional interest and reverse any interest currently accrued. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to the borrower’s ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt. Real estate that is acquired as a result of foreclosure is classified as other real estate owned. Other real estate owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property may be capitalized to the extent that the carrying values does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of other real estate owned are credited or charged to operations, as incurred.

   Non-performing loans increased $1.9 million or 36.9% to $6.9 million at June 30, 2005 as compared with $5.1 million at December 31, 2004. The increase was entirely due to the addition of NEPF non-accrual loans totaling approximately $2.6 million. KNBT does not anticipate the increase in non-performing loans to generate increased charge-off rates. KNBT intends to continue to aggressively manage the collection of delinquent accounts. Total non-performing loans as a percentage of net loans was 0.49% at June 30, 2005 compared with 0.50% at December 31, 2004.

Allowance for Loan Losses. KNBT’s allowance for loan losses increased $5.3 million or 50.7% during the first six months of 2005. The allowance for loans losses was $15.8 million at June 30, 2005 and $10.5 million at December 31, 2004. The primary reason for the increase was the NEPF acquisition from which KNBT acquired an allowance for loan loss of $5.3 million on NEPF’s gross loan portfolio of $380.1 million.

The allowance for loan losses is established through a provision for loan losses. KNBT maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews all loans that are delinquent 30 days or more on a monthly basis and performs regular reviews of the allowance no less than quarterly in order to identify those inherent losses and assesses the overall collection probability for the loan portfolio. Such reviews consist of a quantitative analysis by loan category, using historical loss experience and consideration of a series of qualitative loss factors. KNBT’s evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of its loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience. KNBT’s management maintains a ten point internal rating system for all loans originated by the Commercial Lending department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. These ratings are used in KNBT’s allowance analysis.

KNBT will continue to monitor and modify its allowance for loan losses as conditions dictate. No assurances can be given that its level of allowance for loan losses will cover all of the inherent losses on its loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. KNBT’s allowance for loan losses was 1.10% and 1.03% of total loans receivable at June 30, 2005 and December 31, 2004, respectively. See “Comparison of Operating Results for the six months ended June 30, 2005 and 2004 - Provision for Loan Losses.”

Liabilities. KNBT’s total liabilities equaled $2.7 billion at June 30, 2005, an increase of $674.7 million or 33.1% compared to total liabilities of $2.0 billion at December 31, 2004. Total deposits increased $446.0 or 33.7% to $1.8 billion at June 30, 2005 compared to $1.3 billion at December 31, 2004. This increase reflected the assumption of $449.5 million in deposits in connection with the NEPF acquisition. Securities sold under agreements to repurchase increased $49.4 million or 218.1% to $72.0 million at June 30, 2005 as compared to $22.6 million at December 31, 2005. The NEPF acquisition added $40.2 million in retail and wholesale repurchase agreements. FHLB advances increased $160.5 million or 24.3% to $821.2 million at June 30, 2005 compared to $660.7 million at December 31, 2004. KNBT assumed $220.3 million in FHLB advances at date of acquisition of which $30.0 million matured and was paid during the quarter ended June 30, 2005. Subordinated debt increased $23.6 million or 152.8 % to $39.1 million compared with $15.5 million at December 31, 2004. The assumption of subordinated debt issued by NEPF, related to two trust preferred securities issuances totaling $22.7 million, was the primary cause of the increase.

Shareholders’ Equity. Shareholders’ equity totaled $404.4 million at June 30, 2005 compared to $377.4 million at December 31, 2004, an increase of $27.1 million or 7.2%. The increase in shareholders’ equity was primarily the result of issuing 3.2 million shares of KNBT common shares in the NEPF acquisition, and to a lesser extent net income earned during the six months ended June 30, 2005. The increase was partially offset by the continued repurchase of KNBT common stock through the Company’s stock repurchase program and the payment of dividends. A total of 1.4 million shares were repurchased during the three months ended, June 30, 2005 at an average price of $14.99 per share. A total of 2.4 million shares have been repurchased at an average price of $15.76 since the program was approved in the third quarter of 2004. KNBT also declared and paid a cash dividend of $.06 per share during the quarter ended June 30, 2005, a 20% increase over the $.05 declared and paid during the quarter ending March 31, 2005. As a result of dividends declared and paid during the six-month period ending June 30, 2005, retained earnings decreased $3.2 million. Net income for the six months ended June 30, 2005 was $10.1 million. KNBT committed to release 23,801 shares of the Company’s common stock during the six months ended June 30, 2005 pursuant to the ESOP for a value of $356,000 and issued 17,449 common shares upon the exercise of stock options for proceeds of $86,000. Regulatory capital for KNBT and the Bank at June 30, 2005 and December 31, 2004 are shown in the following tables.

	At June 30, 2005
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$324,329	17.52%	$148,134	8.00%	N/A	N/A
Bank	$292,685	15.86%	$147,657	8.00%	$184,571	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$308,367	16.65%	$74,067	4.00%	N/A	N/A
Bank	$276,925	15.00%	$73,828	4.00%	$110,743	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$308,367	9.17%	$74,067	4.00%	N/A	N/A
Bank	$276,925	9.92%	$73,828	4.00%	$92,285	5.00%

	At December 31, 2004
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$355,857	25.64%	$111,042	8.00%	N/A	N/A
Bank	$264,159	19.17%	$110,233	8.00%	$137,792	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$345,396	24.88%	$55,521	4.00%	N/A	N/A
Bank	$253,698	18.41%	$55,117	4.00%	$82,675	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$345,396	14.66%	$55,521	4.00%	N/A	N/A
Bank	$253,698	12.17%	$55,117	4.00%	$68,896	5.00%

Liquidity. KNBT’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source. KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB borrowings in recent years as a cost efficient addition to deposits as a source of funds. The average balance of FHLB borrowings was $701.0 million and $288.5 million for the six months ended June 30, 2005 and June 30, 2004, respectively. The acquisition of NEPF added $220.4 million in FHLB borrowings. There were no other material changes in off balance sheet items as a result of the NEPF acquisition.

“GAP” Analysis. The following interest rate sensitivity “GAP” table sets forth the amounts of KNBT’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2005, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 14% to 32%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 30%, 8% and 10%, respectively.

	At June 30, 2005
		More than	More than	More than	More than
	3 Months	3 Months	6 Months	1 Year	3 Years	More than
	or Less	to 6 Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets (1):
Deposits at other institutions	$33,716	$-	$-	$-	$-	$-	$33,716
Loans receivable (2)	227,967	104,373	162,929	438,883	257,198	244,744	1,436,094
Investment securities, debt	135,338	64,717	133,905	432,129	256,323	250,525	1,272,937
Investment securities, equity						63,406	63,406
Total interest-earning
assets	$397,021	$169,090	$296,834	$871,012	$513,521	$558,675	$2,806,153
Cumulative total interest-
earning assets	$397,021	$566,111	$862,945	$1,733,957	$2,247,478	$2,806,153	$2,806,153
Interest-bearing
liabilities:
Savings deposits	$-	$11,836	$11,836	$15,744	$19,764	$236,725	$295,905
Interest-bearing checking deposits	-	14,161	9,440	9,441	4,720	198,250	236,012
Money market deposits	30,177	36,212	24,141	40,235	20,118	150,882	301,765
Certificates of deposit	85,205	101,337	210,277	305,380	49,698	205	752,102
FHLB advances and other
borrowings	193,438	109,758	86,315	294,462	156,390	91,934	932,297
Total interest-bearing
liabilities	$308,820	$273,304	$342,009	$665,262	$250,690	$677,996	$2,518,081
Cumulative total interest-
bearing liabilities	$308,820	$582,124	$924,133	$1,589,395	$1,840,085	$2,518,081	$2,518,081
Interest-earning assets
less interest-bearing
liabilities	$88,201	$(104,214)	$(45,175)	$205,750	$262,831	$(119,321)	$288,072
Cumulative interest-rate
sensitivity gap (3)	$88,201	$(16,013)	$(61,188)	$144,562	$407,393	$288,072
Cumulative interest-rate gap as a
percentage of total assets at
June 30, 2005	2.83%	(0.51%)	(1.96%)	4.64%	13.08%	9.25%
Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at June 30, 2005	128.56%	97.25%	93.38%	109.10%	122.14%	111.44%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustment or contractual maturity.
(2)	For purposes of the Gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

Comparison of Operating Results for the Three and Six Months Ended June 30, 2005 and 2004

General. KNBT’s net income increased by $930,000, or 21.6% to $5.2 million for the three months ended June 30, 2005 compared to $4.3 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, net income increased by $1.6 million, or 19.5% to $10.1 million compared to $8.4 million for the same period in 2004. Net income increased during 2005 due to higher levels of both net interest income and non-interest income. The primary reason for the increase in net interest income was the NEPF acquisition. The reasons for growth in non-interest income were increasing revenues from KNBT Securities, and the acquisitions of Caruso and the NEPF subsidiary Higgins Insurance. The increase in net interest income primarily reflects increased interest income in the 2005 period due to an increase in the average balance of interest-earning assets. Earning assets increased primarily as a result of the NEPF acquisition and the growth within the commercial real estate and commercial non-real estate loan portfolios.

Analysis of Net Interest Income. KNBT’s net interest income for the three months ended June 30, 2005 was $18.1 million, a $2.2 million, or 13.7% increase when compared to $15.9 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, net interest income was $34.2 million, a $2.8 million or 9.1% increase when compared to $31.4 million for the six months ended June 30, 2004. A primary reason for the increases in both interest income and interest expense in the quarter ended June 30, 2005 was the effect of the acquisition of NEPF as of May 19, 2005. This acquisition added approximately $1.2 million to net interest income for the period ended June 30, 2005. KNBT’s average interest-earning assets totaled $2.5 billion for the three months ended June 30, 2005 as compared to $1.9 billion for the three months ended June 30, 2004. Our average interest-earning assets for the six-month period ended June 30, 2005 were $2.3 billion as compared to $1.8 billion for the six-month period ended June 30, 2004. Total interest income was $31.6 million for the second quarter of 2005, an $8.4 million or 36.3% increase when compared to the $23.2 million in total interest income during the second quarter of 2004. For the six months ended June 30, 2005, total interest income was $58.6 million, a $13.0 million or 28.6% increase when compared to the same period in 2004. Average interest-bearing liabilities were $2.2 billion for the three months ended June 2005 versus $1.6 billion for the three months ended June 30, 2004. For the six months ended June 30, 2005 and 2004, average interest-bearing liabilities were $2.0 billion and $1.5 billion respectively. Total interest expense was $13.5 million for the second quarter of 2005, a $6.2 million or 85.2% increase when compared to the $7.3 million in total interest expense during the second quarter of 2004. For the six months ended June 30, 2005, total interest expense was $24.4 million, a $10.2 million or 71.8% increase when compared to the same period in 2004. Our net interest margin on a tax equivalent basis was 3.00% and 3.02% for the three and six months, respectively, ended June 30, 2005 compared to 3.56% and 3.62% for the same periods in 2004. Net interest spread on a tax equivalent basis was 2.72% for both the three and six months, respectively, ended June 30, 2005 versus 3.26% and 3.31% for the comparable periods for 2004. The lower interest margin and interest spread are the result of continued pressure on the rates we are able to obtain on our earning assets while at the same time interest costs on our interest-bearing liabilities continue to increase due to rising interest rates and the more rapid repricing of interest-bearing liabilities as compared to interest-earning assets. KNBT will continue to closely monitor rates on our interest bearing assets and liabilities.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table includes information adjusted to a tax-equivalent basis for the Company’s tax-exempt investment securities. The presentation on a tax-equivalent basis may be considered to include non-GAAP information. Management believes that it is a common industry practice in the banking industry to present such information on a fully tax equivalent basis and that such information is useful to investors in making peer comparisons. The tax-exempt adjustments and comparable GAAP information also is included in the table.

	For the Three Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets
Interest-bearing balances with banks	$79,509	$542	2.73%	$31,649	$136	1.72%
Investment securities
Taxable (1)	1,101,397	11,746	4.27%	768,551	7,393	3.85%
Non-taxable (2)	108,715	1,760	6.48%	110,002	1,798	6.54%
Loans receivable (2) (3)	1,220,113	18,221	5.97%	951,846	14,488	6.09%
Allowance for loan losses	(12,953)			(9,124)
Net loans	1,207,160	18,221	6.04%	942,722	14,488	6.15%
Total interest-earning assets	2,496,781	32,269	5.17%	1,852,924	23,815	5.14%
Non-interest-earning assets	268,035	-		217,296	-
Total assets, interest income	$2,764,816	32,269		$2,070,220	23,815
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Demand deposits	$207,076	96	0.19%	$171,152	68	0.16%
Money market deposits	276,281	1,114	1.61%	254,073	570	0.90%
Savings deposits	252,721	267	0.42%	226,276	273	0.48%
Certificates of deposit	656,412	4,872	2.97%	533,766	3,446	2.58%
Total interest-bearing deposits	1,392,490	6,349	1.82%	1,185,267	4,357	1.47%

Securities sold under agreements
to repurchase	43,754	308	2.82%	24,127	42	0.70%
FHLB advances and other borrowings	749,132	6,461	3.45%	328,562	2,740	3.34%
Other debt	26,523	433	6.53%	15,464	179	4.63%
Total interest-bearing liabilities	2,211,899	13,551	2.45%	1,553,420	7,318	1.88%

Non-interest-bearing liabilities
Non-interest-bearing deposits	149,867	-	-	117,570	-	-
Other liabilities	11,257	-	-	12,964	-	-
Total liabilities	2,373,024	13,551		1,683,954	7,318
Shareholders' equity	391,792	-	-	386,266	-	-
Total liabilities and shareholders'
equity, interest expense	$2,764,816	13,551		$2,070,220	7,318

Net interest income on tax equivalent basis (2)		18,718			16,497
Net interest spread on
tax-equivalent basis (4)			2.72%			3.26%
Effect of interest-free sources
used to fund earning assets			0.11%			0.30%
Net interest margin
tax-equivalent basis (5)			3.00%			3.56%
Tax-exempt adjustment		658			620

Net interest income and margin (5)		$18,060	2.89%		$15,877	3.43%
Average interest-earning assets
to average interest-bearing liabilities			112.88%			119.28%

(1)	Includes Federal Home Loan Bank stock.
(2)	The indicated interest income and average yields are presented on a tax-equivalent basis. The tax-equivalent adjustments included above are $658,000 and $620,000 for the three months ended June 30, 2005 and 2004, espectively. The effective tax rate used for the tax-equivalent adjustment was 34%.
(3)	Loan (expenses) fees of ($187,000) and $741,000 for the three months ended June 30, 2005 and 2004, respectively, are included in interest income. Average loan balances include non-accruing loans of $4.9 million and $4.0 million and average loans held-for-sale of $707,000 and $3.7 million for the three months ended June 30, 2005 and 2004, respectively.
(4)	Net interest spread is the arithmatic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is computed by dividing net interest income by average interest-earning assets.

	For the Six Months Ended June 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets
Interest-bearing balances with banks	$70,101	$888	2.53%	$34,020	$278	1.63%
Investment securities
Taxable (1)	1,059,786	22,312	4.21%	735,237	14,264	3.88%
Non-taxable (2)	108,629	3,520	6.48%	111,793	3,685	6.59%
Loans receivable (2) (3)	1,121,178	33,141	5.91%	931,605	28,591	6.14%
Allowance for loan losses	(11,678)			(8,601)
Net loans	1,109,500	33,141	5.97%	923,004	28,591	6.20%
Total interest-earning assets	2,348,016	59,861	5.10%	1,804,054	46,818	5.19%
Non-interest-earning assets	235,654	-		220,661	-
Total assets, interest income	$2,583,670	59,861		$2,024,715	46,818
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Demand deposits	$191,894	168	0.18%	$174,626	132	0.15%
Money market deposits	262,005	1,906	1.45%	246,224	1,112	0.90%
Savings deposits	231,225	516	0.45%	225,155	536	0.48%
Certificates of deposit	610,791	8,858	2.90%	535,151	7,112	2.66%
Total interest-bearing deposits	1,295,915	11,448	1.77%	1,181,156	8,892	1.51%

Securities sold under agreements
to repurchase	31,338	359	2.29%	23,712	77	0.65%
FHLB advances and other borrowings	700,952	11,905	3.40%	288,516	4,864	3.37%
Other debt	21,087	666	6.32%	15,464	360	4.66%
Total interest-bearing liabilities	2,049,292	24,378	2.38%	1,508,848	14,193	1.88%

Non-interest-bearing liabilities
Non-interest-bearing deposits	136,872	-	-	116,748	-	-
Other liabilities	12,611	-	-	9,287	-	-
Total liabilities	2,198,775	24,378		1,634,883	14,193
Shareholders' equity	384,895	-	-	389,832	-	-
Total liabilities and shareholders'
equity, interest expense	$2,583,670	24,378		$2,024,715	14,193

Net interest income on tax equivalent basis (2)		35,483			32,625
Net interest spread on
tax-equivalent basis (4)			2.72%			3.31%
Effect of interest-free sources
used to fund earning assets			0.11%			3.10%
Net interest margin
tax-equivalent basis (5)			3.02%			3.62%
Tax-exempt adjustment		1,284			1,272

Net interest income and margin (5)		$34,199	2.91%		$31,353	3.48%
Average interest-earning assets
to average interest-bearing liabilities			114.58%			119.56%

(1)	Includes Federal Home Loan Bank stock.
(2)	The indicated interest income and average yields are presented on a tax-equivalent basis. The tax-equivalent adjustments included above are $1.3 million for both the six months ended June 30, 2005 and 2004, respectively. The effective tax rate used for the tax-equivalent adjustment was 34%.
(3)	Loan (expenses) fees of $(211,000) and $465,000 for the six months ended June 30, 2005 and 2004, respectively, are included in interest income. Average loan balances include non-accruing loans of $4.4 million and $4.0 million and average loans held-for-sale of $1.1 million and $3.5 million for the six months ended June 30, 2005 and 2004, respectively.
(4)	Net interest spread is the arithmatic difference between yield on interest-earning assets and the rate paid on interest-earing liabilities.
(5)	Net interest margin is computed by dividing net interest income by average interest-earning assets.

Rate Volume Analysis. The following table shows the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities affected KNBT’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
	Compared to			Compared to
	Three Months Ended June 30, 2004			Six Months Ended June 30, 2004
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(dollars in thousands)			(dollars in thousands)
Interest Income:
Cash and cash equivalents	$200	$206	$406	$315	$295	$610
Investment securities	846	3,469	4,315	1,074	6,809	7,883
Loans receivable, net	(331)	4,064	3,733	(1,227)	5,777	4,550
Total interest-earning assets	715	7,739	8,454	162	12,881	13,043

Interest Expense:
Demand deposits	$14	$14	28	$23	$13	36
Money market deposits	494	50	544	723	71	794
Savings deposits	(38)	32	(6)	(34)	14	(20)
Certificates of deposit	634	792	1,426	741	1,005	1,746
Total interest-bearing deposits	1,104	888	1,992	1,454	1,102	2,556

Securities sold under agreements
to repurchase	$232	$34	266	$257	$25	282
FHLB advances	214	3,507	3,721	89	6,952	7,041
Other debt	126	128	254	175	131	306
Total interest-bearing liabilities	1,676	4,557	6,233	1,975	8,210	10,185

Increase (decrease) in net
interest income (1)	$(961)	$3,182	$2,221	$(1,813)	$4,671	$2,858

(1)
The indicated increase (decrease) in net interest income is presented on a tax-equivalent basis. The tax-equivalent adjustment for the increase (decrease) in net interest income for the three month comparison periods ending June 30, 2005 and June 2004 was $38,000 and $12,000 for the six month comparison period ending June 30, 2005 and June 30, 2004.

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

KNBT made a provision for loan losses of $534,000 for the three months ended June 30, 2005 as compared to $971,000 for the three months ended June 30, 2004. For the six months ended June 30, 2005, the provision for loan losses was $1.3 million as compared to $2.5 million for the same period in 2004. KNBT believes that it has made provisions to its allowance for loan losses in amounts that are consistent with the reasonably estimable losses existing in its loan portfolio. During the year ended December 31, 2004, KNBT increased the provision for loan loss to $4.3 million; a $1.3 million or 46.0% increase as compared to a provision of $3.0 million for twelve months ending December 31, 2003. The allowance for loan loss to total loans at period end increased to 1.03% from .89% over the same period. At June 30, 2005, the Company’s allowance for loan loss to loans is 1.10%. KNBT has made provisions in order to maintain the allowance for loan losses at a level, that to the best of our knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at this time. During the six months ended June 30, 2005, charge-offs were primarily related to consumer loans. Non-performing loans totaled $6.9 million and $5.1 million at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005,

KNBT’s allowance for loan losses equaled 227.7% of non-performing loans as compared to 206.9% at December 31, 2004.

Non-Interest Income. Non-interest income increased $3.1 million or 90.7% to $6.6 million for the three months ended June 30, 2005 as compared to $3.4 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, non-interest income totaled $11.0 million a $3.6 million or 48.5% increase over the same period in 2004. The increase during the three month period ended June 30, 2005 over the comparable period in 2004 was primarily the result of a $451,000 or 385.5% increase in brokerage services revenue as a result of the Oakwood acquisition, defined as KNBT Securities, revenues of $1.5 million from the Caruso acquisition and $315,000 in insurance services from Higgins Insurance acquired as part of the NEPF acquisition. Also, there was an increase in deposit service charges of $312,000, or 30.9% partially due to the increase in deposit accounts acquired from NEPF and an increase in lending fees of $264,000, or 94.0% due to an increase in late fees and also in revenues from servicing mortgages. The increase for the six-month period ended June 30, 2005 over the comparable period in 2004 was an increase in revenues of $839,000 from KNBT Securities, $1.5 million from Caruso and $315,000 from Higgins Insurance, along with increased trust revenues of $93,000, or 12.8% and an increase of $106,000, or 4.6% in deposit service charges. For the same period, increased investment securities gains of $444,000 and gains on sales of residential mortgages of $310,000 helped offset a $298,000 decrease in the gain on the sale of credit card loans, a $285,000 decrease in the sale of assets and a decrease of $83,000 in gains on sale of other real estate owned.

Non-Interest Expense. Non-interest expense increased by $4.0, or 30.4%, to $17.0 million for the three months ended June 30, 2005 as compared to $13.0 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, non-interest expense totaled $30.4 million, a $4.9 million, or 19.1% increase compared to $25.5 million during the same period in 2004. The major factors in the increase in the 2005 periods were higher compensation and benefit costs, higher occupancy and equipment expenses, increased professional fees and higher other operating expenses. Compensation and benefit expenses increased $2.2 million or 29.7% and $2.8 million or 19.1% for the three and six month periods ending June 2005 and June 2004, respectively. The increase reflects the addition of 7 employees from the April 2005 acquisition of Caruso and approximately 180 employees from the May 2005 NEPF acquisition. Net occupancy and equipment costs increased $514,000 or 26.2% and $802,000 or 21.2% for the three and six month periods ending June 2005 and June 2004, respectively. The increase in net occupancy and equipment costs were primarily the addition of 16 full service branches acquired in the NEPF acquisition, as well as an administrative office building and two other properties housing banking units in Hazleton, Pennsylvania. Professional fees increased $517,000 or 216.3% and $372,000 or 45.9% for three months ended June 30, 2005 compared to the same period in 2004. Legal expenses associated with various SEC filings and additional audit costs associated with Sarbanes-Oxley Act of 2002 were the principal reason for the increase in professional fee expenses.

Income Tax Expense. KNBT’s income tax expense was $1.8 million and $3.4 million for the three and six months ended June 30, 2005 compared with $1.0 million and $2.3 million for the three and six months ended June 30, 2004, respectively. The effective income tax rate for the three and six months ended June 30, 2005 was 26.3% and 25.6%, respectively, as compared to 19% and 22% for the three and six-month periods ended June 30, 2004. The effective tax rates are higher in 2005 because of higher levels of income with a constant level of tax-exempt income.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

For a discussion of KNBT’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and interest rates see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Sensitivity” in KNBT’s annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes in KNBT’s assessment of its sensitivity to market risk since December 31, 2004. See also Item 2, Management Discussion and Analysis of Financial Condition and Results of Operations - “GAP Analysis” in this Form 10-Q.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures. KNBT’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, KNBT’s Chief Executive Officer and Chief Financial Officer have concluded that KNBT’s disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting. No change in KNBT’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect, KNBT’s internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1.     Legal Proceedings

There are no matters required to be reported under this item.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

(a)   Not applicable.

(b)   Not applicable.

The following table sets forth information regarding KNBT’s repurchases of its common stock during the quarter ended June 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)
April 1 - 30, 2005	-	-	964,000	2,098,486
May 1 - 31, 2005	83,000	$14.36	1,047,000	2,015,486
June 1 - 30, 2005	1,317,600	$15.07	2,364,600	697,886
Total	1,400,600	$14.99

(1)	On October 27, 2004, the Board of Directors authorized the repurchase of up to 3,062,486 shares or approximately 10% of KNBT's outstanding shares.

Item 3.     Defaults Upon Senior Securities

There are no matters required to be reported under this item.

Item 4.     Submission of Matters to a Vote of Security Holders

On May 5, 2005, the Company held its first Annual Meeting of Stockholders to obtain approval for two proxy proposals submitted on behalf of the Company’s Board of Directors. Stockholders of record as of March 18, 2005, received proxy materials and were considered eligible to vote of these proposals. The following is a brief summary of each proposal and the result of the vote.

1.	The following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors:

		For	Withheld

	Scott V. Fainor	26,062,261	887,599
	Jeffrey P. Feather	25,463,288	1,486,572
	Charles J. Peischl	26,522,884	426,976

		For	Against	Abstain
2.	To ratify the appointment of
	Grant Thornton LLP as
	independent auditors for the
	year ended December 31, 2005.	26,713,900	158,624	77,336

Item 5.      Other Information

There are no matters required to be reported under this item.

Item 6.      Exhibits

(a)	List of exhibits:
	4.0	Instruments defining the rights of security holders, including indentures. (1)
	31.1	Section 302 Certification of the Chief Executive Officer
	31.2	Section 302 Certification of the Chief Financial Officer
	32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) The Company has no instruments defining the rights of holders of its long-term debt where the amount of securities authorized under any such instrument exceeds 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNBT BANCORP, INC.

DATE: August 9, 2005	BY:	/S/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

DATE: August 9, 2005	BY:	/S/ Eugene T. Sobol
Eugene T. Sobol
Senior Executive Vice President,
Chief Financial Officer and Treasurer