Form 10-Q
period 2005-09-30
KNBT BANCORP INC
filed 2005-11-07
CIK 1236964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
____________________________________
(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2005
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-50426

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	38-3681905
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Highland Avenue, Bethlehem, PA	18017
(Address of Principal Executive Office)	(Zip Code)

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
YES	X	NO

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.
YES	X	NO

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
YES	NO	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of October 31, 2005, 30,874,073 shares of the Registrant’s common stock were outstanding.

KNBT BANCORP, INC. AND SUBSIDIARIES

INDEX

PART I.

Item 1.	Financial Statements

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)
ASSETS
Cash and due from banks	$50,623	$30,218
Interest-bearing deposits with banks	55,081	56,002
Cash and cash equivalents	105,704	86,220
Investment securities available-for-sale	1,164,660	1,057,109
Investment securities held to maturity	48,833	56,586
(Fair value of $48,897 at Sept. 30, 2005 and
$57,034 at December 31, 2004)
Federal Home Loan Bank of Pittsburgh stock	43,420	36,456
Mortgage loans held-for-sale	1,806	718
Loans	1,467,363	1,013,202
Less: Allowance for loan losses	(15,754)	(10,461)
Net loans	1,451,609	1,002,741
Bank owned life insurance	74,297	60,501
Premises and equipment, net	48,200	40,790
Accrued interest receivable	11,286	9,509
Goodwill	101,268	36,876
Other intangible assets	31,636	16,379
Other assets	39,683	15,313
TOTAL ASSETS	$3,122,402	$2,419,198

LIABILITIES
Non-interest-bearing deposits	$189,323	$128,498
Interest-bearing deposits	1,590,680	1,194,555
Total deposits	1,780,003	1,323,053
Securities sold under agreements to repurchase	65,696	22,643
Advances from the Federal Home Loan Bank	814,408	660,674
Subordinated debt	38,985	15,464
Accrued interest payable	9,187	5,811
Other liabilities	28,141	14,199
TOTAL LIABILITIES	2,736,420	2,041,844

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share
Authorized: 20,000,000 shares, none issued	-	-
Common stock, par value $0.01 a share	330	297
Authorized: 100,000,000 shares
Issued:
33,907,873 shares at Sept. 30, 2005
30,656,840 shares at December 31, 2004
Additional paid-in capital	342,059	296,403
Retained earnings	124,104	113,748
Treasury stock, at cost; 3,285,600 and 650,000 shares at
Sept. 30, 2005 and December 31, 2004, respectively	(52,429)	(11,179)
Unallocated common stock held
by Employee Stock Ownership Plan	(14,569)	(15,176)
Unearned common stock held
by Management Recognition and Retention Plan	(7,664)	(9,107)
Accumulated other comprehensive income, net	(5,849)	2,368
TOTAL SHAREHOLDERS' EQUITY	385,982	377,354

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,122,402	$2,419,198

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share data)
	(unaudited)
INTEREST INCOME
Loans, including fees	$22,036	$14,724	$55,089	$43,295
Investment securities	14,071	10,012	38,707	26,709
Other interest	338	36	1,226	314
Total interest income	36,445	24,772	95,022	70,318

INTEREST EXPENSE
Deposits	7,730	4,492	19,178	13,384
Securities sold under agreements to repurchase	579	49	938	126
Advances from the FHLB and other borrowings	7,303	4,036	19,209	8,900
Subordinated debt	671	200	1,336	560
Total interest expense	16,283	8,777	40,661	22,970

NET INTEREST INCOME	20,162	15,995	54,361	47,348
Provision for loan losses	660	742	1,928	3,213
Net interest income after provision
for loan losses	19,502	15,253	52,433	44,135

NON-INTEREST INCOME
Trust revenue	608	363	1,427	1,088
Brokerage services revenue	592	141	1,707	418
Caruso benefit group revenue	1,257	-	2,773	-
Insurance services revenue	690	-	1,006	-
Deposit service charges	1,519	1,040	3,945	3,360
Lending fees	416	117	819	281
Check card/ATM card fees	752	526	1,980	1,562
Bank owned life insurance	782	669	2,146	1,991
Net gains on sale of investment securities	270	338	726	350
Net gains on sale of residential mortgage loans	152	221	634	392
Net gains on sale of credit card loans	-	-	-	298
Net (losses) gains on sale of assets	-	(18)	(72)	195
Net (losses) gains on sale of other real estate owned	-	(1)	(14)	68
Other non-interest operating income	725	444	1,684	1,242
Total non-interest income	7,763	3,840	18,761	11,245

NON-INTEREST EXPENSES
Compensation and employee benefits	9,997	7,473	27,324	22,027
Net occupancy and equipment expense	2,911	2,318	7,500	6,105
Professional fees	747	540	1,930	1,351
Advertising	423	281	893	731
Data processing	697	405	1,612	1,414
Telecommunication	490	221	911	772
Office supplies and postage	575	410	1,551	1,413
Impairment of mortgage servicing rights	126	105	324	317
Amortization of intangible assets	903	547	2,232	1,640
Other operating expenses	1,509	1,196	4,496	3,248
Total non-interest expenses	18,378	13,496	48,773	39,018

Income before income taxes	8,887	5,597	22,421	16,362
Income taxes	3,581	1,150	7,047	3,492
NET INCOME	$5,306	$4,447	$15,374	$12,870

PER SHARE DATA
Net income - basic	$0.18	$0.15	$0.53	$0.44
Net income - diluted	$0.18	$0.15	$0.52	$0.43
Cash dividends paid per common share	$0.06	$0.05	$0.17	$0.10

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
	Nine Months Ended September 30, 2005 (unaudited)
	(dollars in thousands)
								Accumulated
	Common	Treasury	Common	Add'l		Unallocated	Unearned	Other
	Stock	Stock	Stock	Paid In	Retained	ESOP	MRRP	Comprehensive	Treasury
	Shares	Shares	Value	Capital	Earnings	Shares	Shares	Income	Stock	Total
Balance January 1, 2005	29,764,319	(650,000)	$297	$296,403	$113,748	$(15,176)	$(9,107)	$2,368	$(11,179)	$377,354

Comprehensive income (loss)
Net income					15,374					15,374
Other comprehensive loss net of taxes
and reclassification adjustments								(8,217)		(8,217)
Total comprehensive Income										7,157
Cash dividends					(5,018)					(5,018)
Unallocated ESOP shares committed to employees	35,701			(65)		607				542
Shares issued upon exercise of stock options	24,302			123						123
Acquisition of Northeast Pennsylvania Financial Corp	3,226,731		33	45,432						45,465
Purchases of treasury stock		(2,635,600)							(41,250)	(41,250)
Amortization of compensation of advisory directors options				15						15
Establishment of a Management Recognition										-
and Retention Plan (MRRP)				151			(151)
Amortization of compensation related to MRRP							1,594			1,594
Balance at September 30, 2005	33,051,053	(3,285,600)	$330	$342,059	$124,104	$(14,569)	$(7,664)	$(5,849)	$(52,429)	$385,982

	Nine Months Ended September 30, 2004 (unaudited)
	(dollars in thousands)
								Accumulated
	Common	Treasury	Common	Add'l		Unallocated	Unearned	Other
	Stock	Stock	Stock	Paid In	Retained	ESOP	MRRP	Comprehensive	Treasury
	Shares	Shares	Value	Capital	Earnings	Shares	Shares	Income	Stock	Total
Balance January 1, 2004	29,479,275	-	$295	$297,887	$100,570	$(15,987)	$-	$6,315	$-	$389,080

Comprehensive income (loss)
Net income					12,870					12,870
Other comprehensive loss net of taxes
and reclassification adjustments								(2,558)		(2,558)
Total comprehensive loss										10,312
Cash dividends					(2,964)					(2,964)
Purchase of shares for Management Recognition
and Retention Plan (MRRP)				(13,281)						(13,281)
Unallocated ESOP shares committed to employees	35,701			(14)		608				594
Shares issued upon exercise of stock options	205,464		2	1,113						1,115
Establishment of a MRRP				10,527			(10,527)			-
Amortization of compensation related to MRRP							887			887
Balance at September 30, 2004	29,720,440	-	$297	$296,232	$110,476	$(15,379)	$(9,640)	$3,757	-	$385,743

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS KNBT BANCORP, INC. AND SUBSIDIARIES
	Nine months ended September 30,
	2005	2004
	(dollars in thousands)
OPERATING ACTIVITIES:
Net income	$15,374	$12,870
Adjustments to reconcile net income to net cash
Provided by operating activities:
Provision for loan losses	1,928	3,213
Depreciation and amortization	6,334	6,501
Deferred income tax charge	1,100	-
Compensation expense-stock option plan	15	10
Management Recognition and Retention Plan expense	1,594	877
ESOP expense	542	594
Amortization and accretion of securities premiums and discounts, net	879	1,840
(Gain) loss on sale of other real estate owned	14	(68)
Net (gain) on sales of investment securities	(726)	(350)
Gain on sale of credit card portfolio	-	(298)
(Gain) loss on sale of other assets	72	(195)
Gain on sale of mortgage loans	(634)	(392)
Mortgage loans originated for sale	(45,806)	(36,776)
Mortgage loan sales	45,964	39,865
Changes in assets and liabilities:
Increase in Bank Owned Life Insurance	(2,146)	(1,991)
Decrease (increase) in accrued interest receivable	1,097	(1,794)
Decrease in other assets	(2,868)	(10,852)
Increase (decrease) in other liabilities and accrued interest payable	11,052	(1,637)
Net cash provided by operating activities	33,785	11,417

INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available-for-sale	153,143	109,851
Proceeds from calls and maturities of securities held-to maturity	8,186	-
Proceeds from sales of securities available-for-sale	96,136	12,237
Purchase of securities available-for-sale	(81,606)	(371,598)
Purchase of securities held to maturity	(296)	(59,751)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(786)	(18,795)
Redemption of Federal Home Loan Bank of Pittsburgh stock	5,872	-
Proceeds from the sale of credit card loans	-	1,831
Net (increase) in loans	(77,370)	(117,861)
Cash paid for acquisitions	(65,452)	-
Cash and cash equivalents obtained through acquisitions	54,696	-
Purchase of premises and equipment	(847)	(7,813)
Proceeds from the sale of other assets	1,413	775
Proceeds from the sale of other real estate owned	202	364
Net cash provided by (used in) investing activities	93,291	(450,760)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	7,475	(2,586)
Net increase (decrease) in repurchase agreements	2,837	(4,049)
Proceeds from long-term debt	78,500	408,612
Payments on long-term debt	(150,259)	(47,652)
Purchase of treasury stock	(41,250)	-
Purchase of shares for the Management Recognition and Retention Plan	-	(13,281)
Proceeds from the exercise of stock options	123	1,115
Cash dividends paid	(5,018)	(2,964)
Net cash provided by (used in) financing activities	(107,592)	339,195
Increase (decrease) in cash and cash equivalents	19,484	(100,148)
Cash and cash equivalents January 1,	86,220	138,977
Cash and cash equivalents September 30,	$105,704	$38,829

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$3,900	$1,552
Interest on deposits, advances and other borrowed money	$39,971	$21,737
Supplemental disclosures of non-cash activities
Reclassification of loans receivable to other real estate owned	$241	$326

Acquisition of Northeast Pennsylvania Financial Corp., stock issued	$45,465	$-

See accompanying notes to consolidated financial statements.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - BASIS OF PRESENTATION

KNBT Bancorp, Inc. (“KNBT” or the “Company”) is a Pennsylvania corporation and registered bank holding company organized in 2003. KNBT’s business consists primarily of being the parent holding company for Keystone Nazareth Bank & Trust Company, a Pennsylvania-chartered savings bank (the “Bank”). The Bank is the stock-form successor to Keystone Savings Bank upon the completion of the mutual-to-stock conversion of Keystone Savings Bank, which was completed on October 31, 2003. Concurrently with the mutual-to-stock conversion, KNBT acquired, through a merger, First Colonial Group, Inc. (“First Colonial”), the parent bank holding company for Nazareth National Bank and Trust Company (“Nazareth National Bank”) which was merged with and into the Bank in connection with the acquisition of First Colonial.

The Bank completed the acquisitions of Oakwood Financial Corp. (“Oakwood”), now known as KNBT Securities, Inc., in November 2004 and Caruso Benefits Group (“Caruso”) in April 2005. KNBT completed the acquisition of Northeast Pennsylvania Financial Corp. (“NEPF”) in May 2005. (See Note C.)

On October 27, 2004, KNBT announced that its Board of Directors authorized the repurchase of up to 3.1 million shares or approximately 10% of KNBT’s outstanding shares in open market purchases. This repurchase program was completed in September 2005. On July 27, 2005, KNBT announced that its Board of Directors authorized a second repurchase program covering 3.2 million shares, or approximately 10 percent of KNBT’s outstanding shares, which commenced immediately upon completion of KNBT’s initial share repurchase program.

NOTE B - BASIS OF CONSOLIDATION

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include all the information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended December 31, 2004, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

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

In addition to the Bank, KNBT’s subsidiaries include KNBT Inv. I, Inc. and KNBT Inv. II, Inc. The Bank has seven wholly owned subsidiaries, KLV, Inc., KLVI, Inc., Traditions Settlement Services LLC, Abstractors, Higgins Insurance Associates, Inc., Caruso and KNBT Securities, Inc. KLV, Inc. is inactive.

NOTE C - CONVERSION AND ACQUISITIONS

Oakwood Financial Corp.

On November 11, 2004, the Bank acquired Oakwood, a full-service securities brokerage firm based in Allentown, Pennsylvania, for $650,000. Of the purchase price, $500,000 was paid to Oakwood shareholders at closing; the balance was deposited into an escrow account and will ultimately be paid to Oakwood shareholders or to meet other potential obligations. The Bank acquired $119,000 in assets and recorded $531,000 of goodwill. The transaction was accounted for under the purchase method of accounting. KNBT’s results of operations include the operations acquired from Oakwood since the date of acquisition on November 11, 2004.

Oakwood provides a full menu of securities brokerage, insurance and investment advisory products and services. Oakwood now operates under the name “KNBT Securities, Inc.” and is a wholly owned subsidiary of the Bank.

Caruso Benefits Group, Inc.

On April 1, 2005, the Bank completed its acquisition of Caruso, a benefits management firm based in Bethlehem, Pennsylvania. Caruso specializes in benefits management with an emphasis on group medical, life, and disability insurance. The Caruso acquisition is a strategic initiative that bolsters KNBT’s ability to support corporate and small business customers with the benefit management expertise of Caruso. Since the date of acquisition on April 1, 2005, Caruso has been operating as a wholly owned subsidiary of the Bank. Caruso’s results of operations are included in KNBT’s results beginning April 1, 2005.

Under the terms of the stock purchase agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28 million in cash of which $20 million was paid at time of closing and $8 million will be payable over a three-year period, subject to Caruso maintaining certain levels of profitability.

The acquisition resulted in the recording of approximately $10.3 million of goodwill. KNBT also recorded an identifiable intangible asset for the customer list of $9.9 million which is being amortized on a straight-line basis over 15 years. The expense related to the amortization of the identifiable intangible asset totaled $165,000 for the three-month period ended September 30, 2005.

Northeast Pennsylvania Financial Corp.

On May 19, 2005 KNBT completed its acquisition of NEPF. The aggregate purchase price was approximately $93.5 million in cash and shares of common stock that included $2.5 million in expenses associated with the acquisition. KNBT acquired 100% of the outstanding shares of NEPF. Based on an exchange ratio of 1.6328, 1,976,195 shares of NEPF common stock were converted into the right to receive 3,226,731 shares of KNBT’s common stock with the 1,976,194 remaining shares of NEPF common stock being converted to the right to receive an aggregate cash consideration of $45.5 million. NEPF was headquartered in Hazleton, Pennsylvania, with 17 community banking offices in five counties in Northeastern Pennsylvania. The acquisition expanded KNBT’s franchise into Luzerne, Schuylkill and Columbia counties and enhances KNBT’s presence in Carbon and Monroe counties.

The preliminary purchase price was allocated to the acquired assets and liabilities of NEPF acquired or assumed as of the date of acquisition. KNBT is in the process of finalizing these values and, as such the allocation of the purchase price is subject to revision. This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141.

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

Goodwill of $54.1 million was recorded in connection with the transaction. KNBT is in the process of finalizing third party valuations of certain identifiable intangible assets; thus the allocation of the purchase price is subject to adjustment. The following table provides the calculation of the goodwill:

(dollars in thousands)

Purchase price :
Purchase price for shares exchanged for common stock	$45,465
Purchase Price for shares exchanged for cash	45,452
Total purchase price	90,917
Net assets acquired:
Seller's shareholders' equity, net of intangible assets	38,039
Excess purchase price	52,878

Estimated adjustments to reflect assets acquired at fair value:
Investments (amortized over the actual life of the securities)	(77)
Loans (five year weighted average life)	(78)
Core deposit intangible (ten year amortization)	(6,626)
Premises (twenty year amortization)	2,778
Estimated adjustments to reflect liabilities acquired at fair value:
Deposits (amortized over a five year weighted average life)	938
FHLB advances (amortized over an eight year weighted average life)	3,908
Other borrowings	2,967
Deferred taxes	(2,629)
Goodwill impact of purchase accounting adjustments	1,181
Goodwill resulting from merger	$54,059

NOTE D - EARNINGS PER SHARE

The Company calculates earnings per share in accordance with the provisions of SFAS No. 128, “Earnings Per Share”. Basic and diluted earnings per share for the three and nine months ended September 30, 2005 and 2004 were calculated as follows:

For the three months ended September 30,		2005			2004
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share amounts)
Basic earnings per share
Income available to common shareholders	$5,306	29,681,764	$0.18	$4,447	28,875,080	$0.15
Effect of dilutive securities
Stock options		209,955	-		370,998	-
Management Recognition and Retention Plan		163,158	-		39,172	-
Total effect of dilutive securities		373,113	-		410,170	-
Diluted earnings per share
Income available to common shareholders
plus assumed exercise of options	$5,306	30,054,877	$0.18	$4,447	29,285,250	$0.15

For the nine months ended September 30,		2005			2004
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share data)
Basic earnings per share
Income available to common shareholders	$15,374	29,094,049	$0.53	$12,870	29,219,824	$0.44
Effect of dilutive securities
Stock options		205,820	-		427,494	-
Management Recognition and Retention Plan		145,982	-		55,216	-
Total effect of dilutive securities		351,802	$(0.01)		482,710	$(0.01)
Diluted earnings per share			-			-
Income available to common shareholders
plus assumed exercise of options	$15,374	29,445,851	$0.52	$12,870	29,702,534	$0.43

KNBT also had outstanding stock options for the three months and nine months ended September 30, 2005, covering 1,104,000 and 1,300,566 shares of common stock, respectively, with exercise prices ranging from $15.84 to $16.50 per share. These options were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2005, because the option exercise price was greater than the average market price during the 2005 periods. KNBT had 1,132,000 options that were outstanding for the period May 6, 2004 (date of grant) through September 30, 2004 that were anti-dilutive.

Common stock outstanding for the purpose of calculating basic earnings per share does not include 856,820 and 904,421 unallocated shares held by the Employee Stock Ownership Plan (“ESOP”) at September 30, 2005 and September 30, 2004 respectively. The exclusion of these unallocated shares held by the ESOP is in accordance with the provisions of Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

Unearned and uncommitted Management Recognition and Retention Plan (“MRRP”) shares to be released are not considered to be outstanding for basic earnings per share calculations. At September 30, 2005, unearned MRRP shares totaled 507,000 and uncommitted MRRP shares totaled 173,447. At September 30, 2004, unearned MRRP shares totaled 638,000 and uncommitted shares totaled 170,047.

NOTE E - INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT’s investment securities held-to-maturity and available-for-sale at September 30, 2005 (unaudited) and December 31, 2004 are as follows:

	At September 30, 2005 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Held to maturity:
U.S. Government and agencies	$149	$-	$-	$149
Obligations of states and political
subdivisions	5,501	237	-	5,738
Mortgage-backed securities
FNMA	21,364	-	(100)	21,264
CMOs	21,819	10	(83)	21,746
Total mortgage-backed securities	43,183	10	(183)	43,010
Total held to maturity	48,833	247	(183)	48,897

Available for sale:
U.S. Government and agencies	157,575	345	(1,341)	156,579
Obligations of states and political
subdivisions	64,297	2,507	(8)	66,796
Asset-managed funds	4,904	-	(147)	4,757
Federated Liquid Cash Trust	36	-	-	36
Mortgage-backed securities
GNMA	2,582	43	-	2,625
FHLMC	139,726	117	(1,527)	138,316
FNMA	429,524	597	(4,663)	425,458
CMOs	285,002	21	(5,523)	279,500
Total mortgage-backed securities	856,834	778	(11,713)	845,899
Corporate and other debt securities	73,647	473	(51)	74,069
Equity securities	16,231	667	(374)	16,524
Total available for sale	1,173,524	4,770	(13,634)	1,164,660

Total investment securities	$1,222,357	$5,017	$(13,817)	$1,213,557

	At December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(dollars in thousands)
Held to maturity:
Obligations of states and political
subdivisions	$5,510	$39	$(4)	$5,545
Mortgage-backed securities
FNMA	25,893	100	-	25,993
CMOs	25,183	313		25,496
Total mortgage-backed securities	51,076	413	-	51,489
Total held to maturity	56,586	452	(4)	57,034

Available for sale:
U.S. Government and agencies	174,864	1,562	(777)	175,649
Obligations of states and political
subdivisions	104,476	2,249	(151)	106,574
Asset-managed funds	4,904	-	(93)	4,811
Federated Liquid Cash Trust	35	-	-	35
Mortgage-backed securities
GNMA	1,416	44	-	1,460
FHLMC	104,476	524	(346)	104,654
FNMA	308,923	2,975	(1,257)	310,641
CMOs	277,485	522	(2,125)	275,882
Total mortgage-backed securities	692,300	4,065	(3,728)	692,637
Corporate and other debt securities	9,029	168	-	9,197
Equity securities	67,914	1,093	(801)	68,206
Total available for sale	1,053,522	9,137	(5,550)	1,057,109

Total investment securities	$1,110,108	$9,589	$(5,554)	$1,114,143

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
	(dollars in thousands, except per share amounts)
Net Income
As reported	$5,306	$4,447	$15,374	12870
Add: Stock-based employee compensation expense
included in reported net income, net
of related tax effects	6	6	18	10
Less: Stock-based compensation cost determined
under fair value method for all awards, net
of related tax effects	168	138	495	231
Pro-forma	$5,144	$4,315	$14,897	$12,649

Earnings per share (Diluted)
As reported	$0.18	$0.15	$0.52	$0.43
Pro-forma	$0.18	$0.15	$0.51	$0.43

Earnings per share (Basic)
As reported	$0.18	$0.15	$0.53	$0.44
Pro-forma	$0.17	$0.15	$0.51	$0.43

KNBT granted options covering 3,500 and 231,650 shares for the three and nine month periods ending September 30, 2005, respectively. KNBT granted options covering 1,132,000 shares for the three and nine month periods ending September 30, 2004, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: dividend yield of 2% for each period; expected volatility of 26.75% and 25.00%; risk-free interest rates for each plan of 3.91% and 3.98%; and expected lives of 7.47 years and 7.10 years. The weighted average fair value of each option granted under KNBT’s Stock Option Plan was $4.69 in 2005 and $4.41 in 2004.

In May 2004, KNBT granted 22,500 options to purchase shares of the Company’s common stock at $16.50 to KNBT’s advisory directors. The Company recognizes compensation expense in accordance with the fair value-based method of accounting described in SFAS No. 123 with respect to options granted to advisory directors. The fair value of each option is expensed over its vesting period. Compensation expense of $6,000 and $18,000 was recognized for the three and nine month periods ended September 30, 2005, respectively, and $4,000 and $10,000 for the three and nine months ended September 30, 2004, respectively, for options granted to advisory directors.

On December 16, 2004, FASB issued SFAS No. 123 (revised 2004), Share-Based Payment Statement 123(R) which replaces FASB No.123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) establishes standards for which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for good and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Under SFAS No. 123(R), all forms of share-based payments to employees, including stock options, will be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award requires the entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be generally recognized over the period during which an employee is required to provide service in exchange for the award (vesting period). Fair value of that award will be re-measured subsequently at each reporting date through the settlement date. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), issued March 29, 2005, expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements, for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of SFAS No. 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. SFAS No. 123(R) will therefore be effective for the Company beginning January 1, 2006. The anticipated annual impact on the Company is expected to be similar to the amounts disclosed in this footnote. This Statement applies to all awards granted after the required effective date as well as existing awards not yet vested, or which are modified, repurchased, or canceled after that date. KNBT is currently evaluating the impact SFAS No. 123(R) will have on its financial statements.

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides the ability to award up to 808,047 shares of the Company’s common stock, subject to adjustment, which may be granted as restricted shares to the Company’s directors, advisory directors, officers and employees. Shares awarded to date by the MRRP are earned by the participants at the rate of 20% per year. On May 6, 2004, 638,000 restricted shares were awarded leaving 170,047 shares available for future grants. On April 11, 2005 KNBT issued an additional 10,000 restricted shares. Compensation expense for this plan is being recorded over the 60-month vesting period and is based on the market value of the Company’s stock as of the date the awards were made. KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders’ equity. Expense under this plan for the three months and nine months ended September 30, 2005 was $540,000 and $1.6 million, respectively, and $526,000 and $877,000 for the three and nine months ended September 30, 2004.

NOTE G - LOANS

A summary of KNBT’s loans receivable at September 30, 2005 (unaudited) and December 31, 2004 is as follows:

	September 30,	December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)
Real estate
Residential	$443,093	$326,552
Construction	106,848	106,361
Commercial	321,191	231,132
Total real estate	871,132	664,045

Consumer loans	488,828	297,935
Commercial (non-real estate)	108,333	50,691
States and political subdivisions	970	1,170
Total gross loans	1,469,263	1,013,841

Less:
Mortgage loans held-for-sale	(1,806)	(718)
Deferred fees	(94)	79
Total loans	1,467,363	1,013,202

Less: Allowance for loan losses	(15,754)	(10,461)
Total net loans	$1,451,609	$1,002,741

The following table shows the amounts of KNBT’s non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at September 30, 2005 and December 31, 2004.

	At September 30,	At December 31,
	2005	2004
	(unaudited)
	(dollars in thousands)

Non-accrual loans	$6,308	$4,544
Accruing loans 90 days or more past due	2,108	511
Total non-performing loans	8,416	5,055

Other real estate owned	388	71
Total non-performing assets	$8,804	$5,126

Total non-performing loans
as a percentage of loans, net	0.58%	0.50%

Total non-performing loans
as a percentage of total assets	0.27%	0.21%

Total non-performing assets
as a percentage of total assets	0.28%	0.21%

Interest on non-accrual loans which would have been
recorded at the original rate	$125	$125

Interest on non-accrual loans that was reflected in income	-	-
Net decrease in interest income	$(125)	$(125)

KNBT’s recorded investment in impaired loans was $1.8 million at September 30, 2005 and $424,000 at December 31, 2004. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $354,000 at September 30, 2005 and $61,000 at December 31, 2004. The average impaired loan balance for the nine months ended September 30, 2005 was $1.2 million. During the quarter ended September 30, 2005, the Bank received principal payments of $145,000 on impaired loans. The Bank recognized no interest income on impaired loans in the three month period ended September 30, 2005. For the three months ended September 30, 2004, KNBT received principal payments of $3,000 on impaired loans and recognized no income.

The following table shows the activity in KNBT’s allowance for loan losses during the periods indicated:

	At or for the		At or for the
	Three Months Ended		Nine Months Ended
	September 30,		September. 30,
	2005	2004	2005	2004
	(dollars in thousands)
	(unaudited)

Balance, beginning of period	$15,760	$9,519	$10,461	$7,910
Reserve received in NEPF merger	-	-	5,281	-
Provision charged to operations	660	742	1,928	3,213
Charge-offs:
One-to-four family residential	(15)	(8)	(60)	(23)
Multi-family	-	-	-	-
Commercial real estate	-	-	-	-
Construction and land development	-	-	(4)	-
Commercial business	(6)	-	(6)	-
Consumer	(708)	(387)	(2,080)	(1,430)
Total charge offs	(729)	(395)	(2,150)	(1,453)
Recoveries of loans previously charged off:
One-to-four family residential	1	27	9	101
Commercial business	5	1	66	3
Consumer	57	11	159	131
Total recoveries	63	39	234	235
Net loans charged-off	(666)	(356)	(1,916)	(1,218)

Balance, end of period	$15,754	$9,905	$15,754	$9,905

NOTE H - RETIREMENT PLANS

1. Defined Benefit Plans

KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during plan years prior to October 2003. In October 2003, KNBT froze the future accrual of benefits under this plan. KNBT continues to contribute to this plan for benefits accrued prior to October 2003. KNBT’s contribution to this plan for the nine months ended September 30, 2005 and 2004 was $325,000 and $131,000, respectively. KNBT currently expects to contribute approximately $183,000 to this plan during the remainder of 2005.

NEPF participated in a multiple-employer defined benefit pension plan covering all employees who are age 21 and had one year of service with the NEPF. NEPF amended the plan and froze the benefits for current participants as of October 1, 2003. As such, NEPF limited its future obligations under this plan. KNBT is currently evaluating its future obligations for this plan. KNBT does not anticipate any income or expense impact either now, or in the future for this plan.

2. Directors’ Deferred Plan

KNBT, as a part of the merger with First Colonial, assumed the deferred compensation plan for certain former directors of First Colonial. The plan requires defined annual payments for five to fifteen years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. KNBT has recorded the deferred compensation liabilities using the present value method. The net periodic defined benefit expense for the nine months ended September 30, 2005 and September 30, 2004 was as follows:

	September 30,
	2005	2004
	(dollars in thousands)

Service cost	$-	$-
Interest cost	21	19
Expected return on plan assets	-	-
Amortization of unrecognized net
transition asset or obligation	-	-
Amortization of unrecognized prior service cost	-	-
Amortization of unrecognized net gain or loss	-	-

Net periodic benefit expense	$21	$19

KNBT currently expects to contribute a total of approximately $21,000 to this plan in the year ended December 31, 2005.

NOTE I - NEW ACCOUNTING PRONOUNCEMENTS

In October 2003, the AICPA issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that KNBT will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Management has applied the standards of SOP 03-3 to loans acquired from the NEPF acquisition. An analysis of NEPF’s loan portfolio and of its allowance for loan loss concluded that loans acquired from NEPF which fell under SOP 03-3 was $1.6 million at September 30, 2005.

In June 2005, the FASB approved the issuance of proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final without providing additional guidance on the meaning of other-than-temporary impairment. The final FSP will be retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and will supersede EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP will replace the guidance in paragraphs 10-18 of EITF Issue 03-1 (which had been deferred by FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”) with references to existing other-than-temporary impairment guidance, such as FAS 115,“Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion 18,“The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 will codify the guidance set forth in EITF Topic D-44 and clarify that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 will be effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005. The FASB approved the proposed FSP subject to a vote on the final draft. Upon final issuance, the Corporation will determine the impact FSB FAS 115-1 will have on its financial statements.

NOTE J - RECLASSIFICATIONS

Certain reclassifications of prior years’ amounts have been made to conform to the September 30, 2005 presentation.

NOTE K - INCOME TAXES

KNBT accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. As of December 31, 2004, the Company had a $5.2 million deferred tax asset related to a charitable contribution carryover that expires in 2008. On April 1, 2005, the Company completed its acquisition of Caruso, which gave rise to $20.2 million of tax deductible goodwill and other identifiable intangible assets. On May 19, 2005, the Company completed its acquisition of NEPF which included a net operating loss carryover of approximately $20.0 million. The ability of KNBT to use the net operating loss carryover acquired in connection with the acquisition of NEPF will be subject to certain limitations. The loss can be carried forward for 20 years. In addition, the amount of KNBT’s income that can be offset by the net operating loss carryover in any given tax year will be limited to an amount equal to the long-term tax-exempt rate as established by the Internal Revenue Service multiplied by the value of NEPF at the time of its acquisition by KNBT which is the price paid by KNBT to acquire all of the stock of NEPF.
The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. In the third quarter, management determined that is was necessary to provide a valuation allowance relating to the deferred tax asset pertaining to the federal income tax deductibility of its charitable contribution carryover. Consequently we recorded a $1.1 million allowance that was included in our tax expense in the quarter. Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of all other recorded deferred tax assets.

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

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) estimated cost savings from the acquisition of NEPF cannot be fully realized within the expected time frame; (4) revenues following the acquisitions of Caruso and NEPF are lower than expected; (5) competitive pressure among depository institutions increases significantly; (6) costs or difficulties related to the integration of the businesses of NEPF and Caruso into KNBT are greater than expected; (7) changes in the interest rate environment may reduce interest margins; (8) general economic conditions, either nationally or in the markets in which KNBT is doing business, are less favorable than expected; (9) legislation or changes in regulatory requirements adversely affect the business in which KNBT is engaged; and (10) other factors discussed in the documents filed by KNBT with the Securities and Exchange Commission ("SEC") from time to time. Copies of these documents may be obtained from KNBT upon request and without charge (except for the exhibits thereto) or can be accessed at the website maintained by the SEC at http://www.sec.gov.  KNBT undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

KNBT considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb all known and inherent losses in its loan portfolio that are both probable and reasonable to estimate. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

KNBT recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. During the quarter ended September 30, 2005, management determined that KNBT may be unable to realize a part of net deferred tax assets. Therefore, a direct charge to income tax expense in the amount of $1.1 million was required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Goodwill, under SFAS No. 142, is subject to impairment testing at least annually to determine whether write-downs of the recorded balance is necessary. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill related to each unit is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT’s books to write down the related goodwill to the proper carrying value. KNBT recorded goodwill and other identifiable intangible assets as a result of the acquisition of First Colonial Group, Inc. in October 2003, Oakwood in November 2004, Caruso in April 2005 and NEPF in May 2005.

Comparison of Financial Condition as of September 30, 2005 and December 31, 2004

Assets. KNBT’s total assets were $3.1 billion at September 30, 2005 as compared to $2.4 billion at December 31, 2004, an increase of $703.2 million or 29.1%. The increase was primarily the result of $789.4 million in assets acquired from NEPF. KNBT’s total loans receivable were $1.5 billion at September 30, 2005, an increase of $454.2 million or 44.8% from December 31, 2004. This growth was primarily due to the increase of $380.1 million resulting from the NEPF acquisition along with a $48.6 million dollar increase within the commercial real estate and commercial non-real estate loan portfolios. The NEPF acquisition added approximately $111.0 million in residential real estate and construction loans, $170.0 million in consumer loans and $99.1 million in the commercial real estate and commercial non-real estate portfolios. Investment securities increased $99.8 million or 9.0 % to $1.2 billion as compared with $1.1 billion at December 31, 2004. The increase in investments was the result of adding $301.0 million in securities from the NEPF acquisition. Mortgage-backed securities contributed $282.8 million of the $301.0 million of investment securities acquired from NEPF. The investment portfolio will continue to be used to fund the growth in the loan portfolio, maturing Federal Home Loan Bank (“FHLB”) advances and common stock purchases made pursuant to the stock repurchase program.

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

Non-performing loans increased $3.4 million or 66.5% to $8.4 million at September 30, 2005 as compared with $5.1 million at December 31, 2004. The increase was primarily due to the addition of NEPF non-accrual loans totaling approximately $2.6 million. KNBT does not anticipate the increase in non-performing loans to generate increased charge-off rates. KNBT intends to continue to aggressively manage the collection of delinquent accounts. Total non-performing loans as a percentage of net loans was .58% at September 30, 2005 compared with .50% at December 31, 2004.

Allowance for Loan Losses. KNBT’s allowance for loan losses increased $5.3 million or 50.6% during the first nine months of 2005. The allowance for loan losses was $15.8 million at September 30, 2005 and $10.5 million at December 31, 2004. The primary reason for the increase was the NEPF acquisition from which KNBT acquired an allowance for loan losses of $5.3 million on NEPF’s gross loan portfolio of $380.1 million.

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

As a result of the risk assessment review, management had previously identified a commercial construction loan in the amount of $16.8 million that was performing in accordance with its terms which management had downgraded based on its internal classification system due to construction cost overruns. Such loan was repaid in full at the beginning of October 2005.

KNBT will continue to monitor and modify its allowance for loan losses as conditions dictate. No assurances can be given that its level of allowance for loan losses will cover all of the inherent losses on its loans or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. KNBT’s allowance for loan losses was 1.07 % and 1.03 % of total loans receivable at September 30, 2005 and December 31, 2004, respectively. See “Comparison of Operating Results for the nine months ended September 30, 2005 and 2004 - Provision for Loan Losses.”

Liabilities. KNBT’s total liabilities equaled $2.7 billion at September 30, 2005, an increase of $694.6 million or 34.0% compared to total liabilities of $2.0 billion at December 31, 2004. Total deposits increased $457.0 or 34.5% to $1.8 billion at September 30, 2005 compared to $1.3 billion at December 31, 2004. This increase reflected the assumption of $449.5 million in deposits in connection with the NEPF acquisition. Securities sold under agreements to repurchase increased $43.1 million or 190.1% to $65.7 million at September 30, 2005 as compared to $22.6 million at December 31, 2005. The NEPF acquisition added $40.2 million in retail and wholesale repurchase agreements. FHLB advances increased $153.7 million or 23.3% to $814.4 million at September 30, 2005 compared to $660.7 million at December 31, 2004. KNBT assumed $220.3 million in FHLB advances with the NEPF acquisition. Subordinated debt increased $23.5 million or 152.1% to $39.0 million compared with $15.5 million at December 31, 2004. The assumption of subordinated debt issued by NEPF, related to two trust preferred securities issuances totaling $22.7 million, was the primary cause of the increase.

Shareholders’ Equity. Shareholders’ equity totaled $386.0 million at September 30, 2005 compared to $377.4 million at December 31, 2004, an increase of $8.6 million or 2.3%. The increase in shareholders’ equity was primarily the result of issuing 3.2 million shares of KNBT common shares in the NEPF acquisition and to a lesser extent net income earned during the nine months ended September 30, 2005. The increase was largely offset by the continued repurchase of KNBT common stock through the Company’s stock repurchase program and the payment of dividends. KNBT completed its first repurchase program during the third quarter of 2005. A total of 3,062,486 shares were repurchased through the program announced in the third quarter of 2004 at an average price of $15.92. On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares, which commenced in September 2005 upon the completion of the initial buyback program. A total of 921,000 shares were repurchased during the three months ended September 30, 2005 at an average price of $16.47 per share. KNBT also declared and paid a cash dividend of $.06 per share during the quarter ended September 30, 2005. Dividends declared and paid during the nine months ended September 30, 2005, totaled $5.0 million. Net income for the nine months ended September 30, 2005 was $15.4 million. KNBT committed to release 35,701 shares of the Company’s common stock during the nine months ended September 30, 2005 pursuant to the ESOP for a value of $542,000, and issued 24,302 common shares upon the exercise of stock options for proceeds of $123,000. Regulatory capital levels for KNBT and the Bank at September 30, 2005 and December 31, 2004 are shown in the following tables.

	At September 30, 2005
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$317,331	17.06%	$148,835	8.00%	N/A	N/A
Bank	$289,058	15.59%	$148,356	8.00%	$185,445	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$301,512	16.21%	$74,418	4.00%	N/A	N/A
Bank	$273,304	14.74%	$74,178	4.00%	$111,267	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$301,512	8.36%	$74,418	4.00%	N/A	N/A
Bank	$273,304	9.15%	$74,178	4.00%	$92,723	5.00%

	At December 31, 2004
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$355,857	25.64%	$111,042	8.00%	N/A	N/A
Bank	$264,159	19.17%	$110,233	8.00%	$137,792	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$345,396	24.88%	$55,521	4.00%	N/A	N/A
Bank	$253,698	18.41%	$55,117	4.00%	$82,675	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$345,396	14.66%	$55,521	4.00%	N/A	N/A
Bank	$253,698	12.17%	$55,117	4.00%	$68,896	5.00%

Liquidity. KNBT’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source. KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flows from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB borrowings in recent years as a cost efficient alternative to deposits as a source of funds. The average balance of FHLB borrowings was $814.4 million and $350.1 million for the nine months ended September 30, 2005 and September 30, 2004, respectively. The acquisition of NEPF added $220.4 million in FHLB borrowings. There were no other material changes in off balance sheet items as a result of the NEPF acquisition.

“GAP” Analysis. The following interest rate sensitivity “GAP” table sets forth the amounts of KNBT’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2005 which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 14% to 32%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 30%, 8% and 10%, respectively.

	At September 30, 2005
		More than	More than	More than	More than
	3 Months	3 Months	6 Months	1 Year	3 Years	More than
	or Less	to 6 Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets (1):
Deposits at other institutions	$55,081	$-	$-	$-	$-	$-	$55,081
Loans receivable (2)	264,795	98,508	191,100	482,301	259,884	172,581	1,469,169
Investment securities, debt	144,108	50,941	133,479	380,624	253,292	245,089	1,207,533
Investment securities, equity	-	-	-	-	-	49,380	49,380
Total interest-earning
assets	$463,984	$149,449	$324,579	$862,925	$513,176	$467,050	$2,781,163

Cumulative total interest-
earning assets	$463,984	$613,433	$938,012	$1,800,937	$2,314,113	$2,781,163	$2,781,163

Interest-bearing
liabilities:
Savings deposits	$-	$11,182	$11,182	$14,910	$18,637	$223,645	$279,556
Interest-bearing checking deposits	-	14,101	9,401	9,401	4,700	197,416	235,019
Money market deposits	32,498	38,997	25,998	43,330	21,665	162,487	324,975
Certificates of deposit	103,093	105,792	219,071	269,672	51,591	1,910	751,129
FHLB advances and other
borrowings	279,295	46,954	64,785	296,842	140,322	90,891	919,089
Total interest-bearing
liabilities	$414,886	$217,026	$330,437	$634,155	$236,915	$676,349	$2,509,768

Cumulative total interest-
bearing liabilities	$414,886	$631,912	$962,349	$1,596,504	$1,833,419	$2,509,768	$2,509,768

Interest-earning assets
less interest-bearing
liabilities	$49,098	$(67,577)	$(5,858)	$228,770	$276,261	$(209,299)	$271,395

Cumulative interest-rate
sensitivity gap (3)	$49,098	$(18,479)	$(24,337)	$204,433	$480,694	$271,395

Cumulative interest-rate gap as a
percentage of total assets at
September, 2005	1.57%	(0.59%)	(0.78%)	6.55%	15.40%	8.69%

Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at September 30, 2005	111.83%	97.08%	97.47%	112.81%	126.22%	110.81%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustment or contractual maturity.
(2)	For purposes of the Gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the difference between total interest-earning assets and total interest-bearing liabilities.

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2005 and 2004

General. KNBT’s net income increased by $859,000, or 19.3% to $5.3 million for the three months ended September 30, 2005 compared to $4.4 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, net income increased by $2.5 million, or 19.5% to $15.4 million compared to $12.9 million for the same period in 2004. Net income increased during the 2005 periods due to higher levels of both net interest income and non-interest income. The primary reason for the increase in net interest income was the NEPF acquisition completed in May 2005 which resulted in a substantial increase in the average balances of interest-earning assets. In the 2005 periods, the primary reasons for growth in non-interest income were increased revenues from KNBT Securities combined with revenues from Caruso and the NEPF subsidiary Higgins Insurance, companies acquired by KNBT. To a lesser degree, the increase reflected the growth in the commercial real estate and commercial non-real estate loan portfolios.

Included in the quarter and nine months ended September 30, 2005 was a $1.1 million non-cash charge to create a valuation allowance related to the impairment of a $5.2 million deferred tax asset recorded when KNBT made a $16.1 million contribution to Keystone Nazareth Charitable Foundation, established in connection with the conversion of the Bank to stock form in 2003. As a result of the recently completed acquisitions of NEPF and Caruso, KNBT acquired a net operating loss carryover from NEPF of approximately $20.0 million and recorded $20.2 million of tax-deductible goodwill in connection with the acquisition of Caruso. The acquisition of these tax benefits was the primary factor in the determination by KNBT that it should record the valuation allowance. The establishment of the valuation allowance reduced diluted earnings per share for the quarter and nine months ended September 30, 2005 by $0.04 per share.

Analysis of Net Interest Income. KNBT’s net interest income for the three months ended September 30, 2005 was $20.2 million, a $4.2 million, or 26.1% increase when compared to $16.0 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, net interest income was $54.4 million, a $7.0 million or 14.8% increase when compared to $47.3 million for the nine months ended September 30, 2004. KNBT’s average interest-earning assets totaled $2.8 billion for the three months ended September 30, 2005 as compared to $2.0 billion for the three months ended September 30, 2004. Average interest-earning assets for the nine month period ended September 30, 2005 were $2.5 billion as compared to $1.9 billion for the same period in 2004. Total interest income was $36.4 million for the third quarter of 2005, a $11.6 million or 46.8% increase when compared to the $24.8 million in total interest income during the third quarter of 2004. For the nine months ended September 30, 2005, total interest income was $95.0 million, a $24.7 million or 35.1% increase when compared to the same period in 2004. Average interest-bearing liabilities were $2.5 billion for the three months ended September 2005 versus $1.7 billion for the three months ended September 30, 2004. For the nine months ended September 30, 2005 and 2004, average interest-bearing liabilities were $2.2 billion and $1.6 billion, respectively. Total interest expense was $16.3 million for the third quarter of 2005, a $7.5 million or 85.2% increase when compared to the $8.8 million in total interest expense during the third quarter of 2004. For the nine months ended September 30, 2005, total interest expense was $40.7 million, a $17.7 million or 77.0% increase when compared to the same period in 2004.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The net interest margin on a tax equivalent basis was 2.99% and 3.01% for the three and nine months ended September 30, 2005, respectively, compared to 3.34% and 3.51% for the same periods in 2004. Net interest spread on a tax equivalent basis was 2.69% and 2.72% for the three and nine months ended September 30, 2005, respectively, versus 3.01% and 3.18% for the same periods for 2004. The lower interest margin and interest spread are the result of continued pressure on the rates KNBT is able to obtain on its earning assets while at the same time interest costs on KNBT’s interest-bearing liabilities continue to increase due to rising interest rates and the more rapid repricing of interest-bearing liabilities as compared to interest-earning assets. KNBT will continue to closely monitor rates on its interest bearing assets and liabilities.

The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The paragraph above and the table includes information adjusted to a tax-equivalent basis for the Company’s tax-exempt investment securities. The presentation on a tax-equivalent basis may be considered to include non-GAAP information. Management believes that it is a common industry practice in the banking industry to present such information on a fully tax equivalent basis and that such information is useful to investors in making peer comparisons. The tax-exempt adjustments and comparable GAAP information also is included in the table.

	For the Three Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets
Interest-bearing balances with banks	$44,014	$338	3.07%	$9,272	$36	1.55%
Investment securities
Taxable (1)	1,218,070	13,122	4.31%	885,687	8,879	4.01%
Non-taxable (2)	84,650	1,438	6.80%	111,088	1,717	6.18%
Loans receivable (2) (3)	1,450,103	22,152	6.11%	992,696	14,733	5.94%
Allowance for loan losses	(15,879)			(9,641)	-
Net loans	1,434,224	22,152	6.18%	983,055	14,733	5.99%
Total interest-earning assets	2,780,958	37,050	5.33%	1,989,102	25,365	5.10%
Non-interest-earning assets	318,721	-		217,201	-
Total assets, interest income	$3,099,679	37,050		$2,206,304	25,365
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Demand deposits	$233,442	179	0.31%	$174,871	72	0.16%
Money market deposits	297,635	1,469	1.97%	250,345	661	1.06%
Savings deposits	289,644	296	0.41%	220,901	269	0.49%
Certificates of deposit	751,791	5,786	3.08%	533,892	3,490	2.61%
Total interest-bearing deposits	1,572,512	7,730	1.97%	1,180,009	4,492	1.52%

Securities sold under agreements
to repurchase	70,143	579	3.30%	24,739	49	0.79%
FHLB advances and other borrowings	783,036	7,303	3.73%	457,031	4,036	3.53%
Other debt	39,056	671	6.87%	15,464	200	5.17%
Total interest-bearing liabilities	2,464,747	16,283	2.64%	1,677,243	8,777	2.09%

Non-interest-bearing liabilities
Non-interest-bearing deposits	182,745	-	-	119,155	-	-
Other liabilities	51,680	-	-	29,469	-	-
Total liabilities	2,699,171	16,283		1,825,867	8,777
Shareholders' equity	400,508	-	-	380,437	-	-
Total liabilities and shareholders'
equity, interest expense	$3,099,679	16,283		$2,206,304	8,777

Net interest income on tax equivalent basis (2)		20,767			16,588
Net interest spread on
tax-equivalent basis (4)			2.69%			3.01%
Effect of interest-free sources
used to fund earning assets			0.09%			0.12%
Net interest margin
tax-equivalent basis (5)			2.99%			3.34%
Tax-exempt adjustment		605			593

Net interest income and margin (5)		$20,162	2.90%		$15,995	3.22%
Average interest-earning assets
to average interest-bearing liabilities			112.83%			118.59%

(1)	Includes Federal Home Loan Bank stock.
(2)	The indicated interest income and average yields are presented on a tax-equivalent basis. The tax-equivalent adjustments included above are $605,000 and $593,000 for the three months ended September 30, 2005 and 2004, respectively.
The effective tax rate used for the tax-equivalent adjustment was 34%.
(3)	Loan fees of $57,000 and $154,000 for the three months ended September 30, 2005 and 2004, respectively, are included in interest income. Average loan balances include non-accruing loans of $5.9 million and $4.0 million and average loans held-for-sale of $1.4 million and $929,000 for the three months ended September 30, 2005 and 2004, respectively.
(4)	Net interest spread is the arithmatic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is computed by dividing net interest income by average interest-earning assets.

	For the Nine Months Ended September 30,
	2005			2004
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets
Interest-bearing balances with banks	$61,343	$1,226	2.66%	$29,361	$314	1.43%
Investment securities
Taxable (1)	1,113,172	35,434	4.24%	787,912	23,144	3.92%
Non-taxable (2)	100,582	4,958	6.57%	109,226	5,401	6.59%
Loans receivable (2) (3)	1,231,986	55,293	5.98%	952,080	43,323	6.07%
Allowance for loan losses	(13,093)			(8,950)	-
Net loans	1,218,893	55,293	6.05%	943,130	43,323	6.12%
Total interest-earning assets	2,493,990	96,911	5.18%	1,869,629	72,182	5.15%
Non-interest-earning assets	263,649	-		215,853	-
Total assets, interest income	$2,757,639	96,911		$2,085,482	72,182
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Demand deposits	$205,892	347	0.22%	$174,687	203	0.15%
Money market deposits	274,025	3,376	1.64%	247,658	1,772	0.95%
Savings deposits	250,933	811	0.43%	223,737	805	0.48%
Certificates of deposit	658,312	14,644	2.97%	534,703	10,604	2.64%
Total interest-bearing deposits	1,389,162	19,178	1.84%	1,180,785	13,384	1.51%

Securities sold under agreements
to repurchase	44,423	938	2.82%	24,077	126	0.70%
FHLB advances and other borrowings	741,781	19,209	3.45%	334,616	8,900	3.55%
Other debt	27,142	1,336	6.56%	15,464	560	4.83%
Total interest-bearing liabilities	2,202,508	40,661	2.46%	1,554,942	22,970	1.97%

Non-interest-bearing liabilities
Non-interest-bearing deposits	152,337	-	-	117,560	-	-
Other liabilities	12,624	-	-	26,327	-	-
Total liabilities	2,367,469	40,661		1,698,829	22,970
Shareholders' equity	390,170	-	-	386,653	-	-
Total liabilities and shareholders'
equity, interest expense	$2,757,639	40,661		$2,085,482	22,970

Net interest income on tax equivalent basis (2)		56,250			49,212
Net interest spread on
tax-equivalent basis (4)			2.72%			3.18%
Effect of interest-free sources
used to fund earning assets			0.10%			0.13%
Net interest margin
tax-equivalent basis (5)			3.01%			3.51%
Tax-exempt adjustment		1,889			1,864

Net interest income and margin (5)		$54,361	2.91%		$47,348	3.38%
Average interest-earning assets
to average interest-bearing liabilities			113.23%			120.24%

(1)	Includes Federal Home Loan Bank stock.
(2)	The indicated interest income and average yields are presented on a tax-equivalent basis. The tax-equivalent adjustments included above are $1.9 million for both the nine months ended September 30, 2005 and 2004, respectively.
The effective tax rate used for the tax-equivalent adjustment was 34%.
(3)	Loan (expenses) fees of ($155,000) and $619,000 for the nine months ended September 30, 2005 and 2004, respectively, are included in interest income. Average loan balances include non-accruing loans of $4.9 million and $3.2 million and average loans held-for-sale of $1.2 million and $2.7 million for the nine months ended September 30, 2005 and 2004, respectively.
(4)	Net interest spread is the arithmatic difference between yield on interest-earning assets and the rate paid on interest-bearing liabilities.
(5)	Net interest margin is computed by dividing net interest income by average interest-earning assets.

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

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Compared to			Compared to
	Three Months Ended September 30, 2004			Nine Months Ended September 30, 2004
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(dollars in thousands)			(dollars in thousands)
Interest Income:
Cash and cash equivalents	$167	$135	$302	$570	$342	$912
Investment securities	712	3,252	3,964	1,773	10,074	11,847
Loans receivable, net	630	6,789	7,419	(768)	12,737	11,969
Total interest-earning assets	1,509	10,176	11,685	1,575	23,153	24,728

Interest Expense:
Demand deposits	$83	$24	$107	$108	$36	$144
Money market deposits	683	125	808	1,415	189	1,604
Savings deposits	(57)	84	27	(92)	98	6
Certificates of deposit	872	1,424	2,296	1,588	2,451	4,039
Total interest-bearing deposits	1,580	1,658	3,238	3,019	2,774	5,793

Securities sold under agreements
to repurchase	$440	$90	$530	$706	$106	$812
FHLB advances	388	2,879	3,267	(521)	10,830	10,309
Other debt	166	305	471	353	423	776
Total interest-bearing liabilities	2,574	4,932	7,506	3,557	14,133	17,690

Increase (decrease) in net
interest income (1)	$(1,065)	$5,244	$4,179	$(1,982)	$9,020	$7,038

(1)
The indicated increase (decrease) in net interest income is presented on a tax-equivalent basis. The tax-equivalent adjustment for the increase (decrease) in net interest income for the three month comparison periods ending September 30, 2005 and September 30, 2004 was $604,000 and $592,000, respectively, and $1.9 million for the nine month comparison period ending September 30, 2005 and September 30, 2004.

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

KNBT made a provision for loan losses of $660,000 for the three months ended September 30, 2005 as compared to $742,000 for the three months ended September 30, 2004. For the nine months ended September 30, 2005, the provision for loan losses was $1.9 million as compared to $3.2 million for the same period in 2004. KNBT believes that it has made provisions to its allowance for loan losses in amounts that are consistent with the reasonably estimable losses existing in its loan portfolio. During the year ended December 31, 2004, KNBT increased the provision for loan loss to $4.3 million; a $1.3 million or 46.0% increase as compared to a provision of $3.0 million for twelve months ending December 31, 2003. The allowance for loan loss to total loans at period end increased to 1.03% from 0.89% over the same period. At September 30, 2005, the ratio of the Company’s allowance for loan loss to loans was 1.07% as compared to 1.02% at December 31, 2004. KNBT has made provisions in order to maintain the allowance for loan losses at a level, that to the best of management’s knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at this time. During the nine months ended September 30, 2005, charge-offs were primarily related to consumer loans. Non-performing loans totaled $8.4 million and $5.1 million at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, KNBT’s allowance for loan losses equaled 187.2% of non-performing loans as compared to 206.9% at December 31, 2004.

Non-Interest Income. Non-interest income increased $3.9 million or 102.2% to $7.8 million for the three months ended September 30, 2005 as compared to $3.8 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, non-interest income totaled $18.8 million, a $7.5 million or 66.8% increase over the same period in 2004. The increase during the three month periods ended September 30, 2005 over the comparable period in 2004 was primarily the result of an increase of $245,000 or 67.5% in trust revenue and $451,000 or 319.9% in brokerage services revenues (KNBT Securities) combined with revenues of $1.3 million from Caruso and $690,000 in insurance services from Higgins Insurance which was acquired as part of the NEPF acquisition. Also, there was an increase in deposit service charges of $479,000, or 46.1% partially due to the increase in deposit accounts assumed from NEPF. The primary reasons for the increase for the nine month period ended September 30, 2005 over the comparable period in 2004 were an increase in revenues of $1.3 from KNBT Securities combined with revenues of $2.8 million from Caruso and $1.0 million from Higgins Insurance. Also affecting non-interest income was an increase of $585,000, or 17.4% in deposit service charges. For the same period in 2005, increased investment securities gains of $376,000 and gains on sales of residential mortgages of $242,000 helped offset a $298,000 decrease in the gain on the sale of credit card loans, a $267,000 decrease in the sale of assets and a decrease of $82,000 in gains on sale of other real estate owned.

Non-Interest Expense. Non-interest expense increased by $4.9 million, or 36.2%, to $18.4 million for the three months ended September 30, 2005 as compared to $13.5 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, non-interest expense totaled $48.8 million, a $9.8 million, or 25.0% increase compared to $39.0 million during the same period in 2004. The major factors in the increase in the 2005 periods were higher compensation and benefit expenses, higher occupancy and equipment expenses, increased advertising and telecommunications expenses. Compensation and benefit expenses increased $2.5 million or 33.8% and $5.3 million or 24.0% for the three and nine month periods ending September 30, 2005, respectively, as compared to the same periods in 2004. The increase reflects the addition of 7 employees from the April 2005 acquisition of Caruso and approximately 180 employees from the NEPF acquisition in May 2005. Net occupancy and equipment costs increased $593,000 or 25.6% and $1.4 million or 22.9% for the three and nine month periods ending September 30, 2005, respectively, over the comparable periods in 2004. The increase in net occupancy and equipment costs were primarily due to the addition of 16 full service branches acquired in the NEPF acquisition, as well as an administrative office building and two other properties housing banking units in Hazleton, Pennsylvania. Advertising expenses increased $142,000 or 50.5% and telecommunications costs increased $269,000 or 121.7% for three months ended September 30, 2005 compared to the same period in 2004. Increased marketing costs to establish a market identity in the market area primarily served by NEPF was the primary reason for the increase in advertising costs while the increased costs of connecting the NEPF office network to the KNBT network was the primary cause for the telecommunications cost increase.

Income Tax Expense. KNBT’s income tax expense was $3.6 million and $7.0 million for the three and nine months ended September 30, 2005 compared with $1.2 million and $3.5 million for the three and nine months ended September 30, 2004, respectively. Included in the quarter and nine months ended September 30, 2005 was a $1.1 million charge to create a valuation allowance related to the impairment of a $5.2 million deferred tax asset recorded when KNBT made a $16.1 million contribution to Keystone Nazareth Charitable Foundation established in connection with the conversion of the Bank to stock form in 2003. As a result of the recently completed acquisitions of NEPF and Caruso, KNBT acquired a net operating loss carryover from NEPF of approximately $20.0 million and recorded $20.2 million of tax-deductible goodwill in connection with the acquisition of Caruso. The effective income tax rate for the three and nine months ended September 30, 2005 was 40.3% and 31.4%, respectively, as compared to 20.6% and 21.3% for the three and nine month periods ended September 30, 2004.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of KNBT’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and interest rates see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Sensitivity” in KNBT’s annual report on Form 10-K for the year ended December 31, 2004. There have been no material changes in KNBT’s assessment of its sensitivity to market risk since December 31, 2004. See also Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - GAP Analysis” in this Form 10-Q.

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

Changes in Internal Control Over Financial Reporting. No change in KNBT’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended September 30, 2005 that has materially affected or is reasonably likely to materially affect, KNBT’s internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1.	Legal Proceedings

There are no matters required to be reported under this item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.

The following table sets forth information regarding KNBT’s repurchases of its common stock during the quarter ended September 30, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)
July 1 - 31, 2005	25,000	$16.31	25,000	3,824,183
August 1 - 31, 2005	486,000	$16.32	486,000	3,338,183
September 1 - 30, 2005	410,000	$16.66	410,000	2,928,183
Total	921,000	$16.47	921,000

(1) On October 27, 2004, the Board of Directors authorized the repurchase of up to 3,062,486 shares or approximately 10% of its outstanding common stock. This repurchase plan was completed during the third quarter of 2005. On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares of which 223,114 shares had been repurchased as of September 30, 2005.

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

KNBT BANCORP, INC.

DATE:	November 7, 2005	BY:	/S/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

DATE:	November 7, 2005	BY:	/S/ Eugene T. Sobol
Eugene T. Sobol
Senior Executive Vice President,
Chief Financial Officer and Treasurer