Form 10-K
period 2005-12-31
KNBT BANCORP INC
filed 2006-03-16
CIK 1236964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-K

[X]	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.
OR
[ ]	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________.

Commission File Number 000-50426

(Name of Registrant as specified in its charter)

Pennsylvania	38-3681905
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

90 Highland Avenue, Bethlehem, Pennsylvania 18017
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 610-861-5000

Securities registered pursuant to Section 12 (b) of the Exchange Act: None
Securities registered pursuant to Section 12 (g) of the Exchange Act:
Common Stock, $0.01 Par Value
(Title of Class)
_____________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES	[ ]	NO	[X]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES	[ ]	NO	[X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES	[X]	NO	[ ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	[ ]	Accelerated filer	[X]	Non-accelerated filer	[ ]

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
YES	[ ]	NO	[X]
The aggregate market value of the 27,170,508 shares of the Registrant’s common stock held by non-affiliates (33,901,020 shares outstanding less 6,730,512 shares held by affiliates), based upon the closing price of $15.09 for the Common Stock on June 30, 2005, the last business day in the Registrant’s second quarter, was approximately $410.0 million. Shares of Common Stock held by each executive officer and director, the Registrant’s Employee Stock Ownership Plan, Management Recognition and Retention Plan and the Keystone Nazareth Charitable Foundation have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the Issuer's common stock, par value $0.01 per share, outstanding as of March 1, 2006 was 33,825,899.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of KNBT Bancorp’s proxy statement to be filed in connection with its 2005 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

KNBT BANCORP, INC.

Form 10-K

Table of Contents

Page

PART I

Item 1.	Business	2
Item 1A.	Risk Factors	32
Item 1B.	Unresolved Staff Comments	35
Item 2.	Properties	35
Item 3.	Legal Proceedings	35
Item 4.	Submission of Matters to a Vote of Security Holders	35

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and	36
	Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data	37
Item 7.	Management’s Discussion and Analysis of Financial Condition and	38
	Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks	51
Item 8.	Financial Statements and Supplementary Data	52
Item 9.	Changes in and Disagreements with Accountants on Accounting and	92
	Financial Disclosure
Item 9A.	Controls and Procedures	92
Item 9B.	Other Information	95

PART III

Item 10.	Directors and Executive Officers of the Registrant	95
Item 11.	Executive Compensation	95
Item 12.	Security Ownership of Certain Beneficial Owners and Management and	95
	Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions	96
Item 14.	Principal Accounting Fees and Services	96

PART IV

Item 15.	Exhibits and Financial Statement Schedules	96

Signatures

i

Forward - Looking Statements

The information contained in this Annual Report on Form 10-K may contain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to KNBT Bancorp, Inc. (“KNBT” or the “Company”), Keystone Nazareth Bank and Trust Company (the “Bank”) management's intentions, plans, beliefs, expectations or opinions or with respect to the operation of the Company or its subsidiaries. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of KNBT and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	Economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values;

•	The levels of non-interest income and expense and the amount of loan losses;

•	Revenues following the acquisitions of Paragon Group, Inc. (“Paragon”) are lower than expected;

•	Competitive pressure among depository institutions increases significantly;

•	Costs or difficulties related to the integration of the businesses of Paragon into KNBT are greater than expected;

•	Changes in the interest rate environment may further reduce interest margins;

•	General economic conditions, either nationally or in the markets in which KNBT is doing business, are less favorable than expected;

•
Acquisitions may result in large one-time charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties;

•	Legislation or changes in regulatory requirements adversely affect the business in which KNBT is engaged; and

•	Other factors discussed in the documents filed by KNBT with the Securities and Exchange Commission ("SEC") from time to time.

These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. KNBT undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of the filing of this Form 10-K.

Available Information

The Company is a public company and files annual, quarterly and current reports, proxy statements and other information with the SEC. The Company maintains a website at www.knbt.com and makes available, free of charge, on its Internet web site copies of its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on From 8-K and any amendments to such documents as soon as reasonably practicable after the reports have been electronically filed or furnished to the SEC.

PART I

Item 1.	Business

Overview

KNBT is a Pennsylvania corporation headquartered in Bethlehem, Pennsylvania. The Company is a registered bank holding company for Keystone Nazareth Bank & Trust Company, a Pennsylvania-chartered savings bank that is the stock-form successor to Keystone Savings Bank upon the mutual-to-stock conversion completed in October 2003.

KNBT provides a diversified range of financial services offered principally through the Bank. In addition, KNBT offers an array of investment, insurance and employee benefit services through its nonbank subsidiaries.

•
KNBT is one of the largest bank holding companies with headquarters in eastern Pennsylvania. At December 31, 2005, the Company operated 58 bank branches throughout 7 counties in Northeastern Pennsylvania.

•	At December 31, 2005, KNBT had total assets of $3.1 billion, total gross loans of $1.5 billion, total deposits of $1.9 billion and total shareholders’ equity of $376.6 million.

•	For the year ended December 31, 2005, KNBT reported net income of $20.8 million compared to net income of $17.6 million for the year ended December 31, 2004, an increase of 18.3%.

•
During 2005, KNBT completed its acquisition of Northeast Pennsylvania Financial Corp., (“NEPF”), a thrift holding company headquartered in Hazleton, Pennsylvania with assets of approximately $784.9 million. KNBT also completed its acquisition of Caruso Benefits Group, Inc. (“Caruso”), a benefits management firm headquartered in Bethlehem, Pennsylvania. On February 28, 2006, KNBT acquired Paragon Group, Inc., the parent holding company for the Trust Company of Lehigh Valley, a Pennsylvania-chartered non-depository bank located in Allentown, PA.

•
KNBT completed its initial share repurchase program announced in October 2004 consisting of 3,062,486 shares in September 2005. In July 2005, KNBT announced that its the Board of Directors authorized an additional repurchase of up to 3,151,297 shares which commenced immediately upon completing the initial buyback program.

•	KNBT paid annual aggregate cash dividends of $0.24 per share in 2005, which represents a 60.0% increase over the annual aggregate cash dividends per share of $0.15 paid in 2004.

Market Area and Competition

KNBT is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the customers it serves. KNBT’s lending and deposit gathering is concentrated in the communities surrounded by its banking offices. The Bank’s market area is a seven county area in eastern Pennsylvania, consisting of Carbon, Columbia, Lehigh, Luzerne, Monroe, Northampton, and Schuylkill Counties, Pennsylvania. KNBT has implemented a regional structure within this seven county area, which includes the Greater Lehigh Valley Region and the Northeast Pennsylvania Region.

The Bank’s Greater Lehigh Valley Region, consisting of Northampton, Lehigh, southern Carbon and Monroe Counties, is located in eastern Pennsylvania, approximately 60 miles north of Philadelphia, and anchored by the cities of Bethlehem, Allentown and Easton. The combined population of these counties is in excess of 776,000 and the market includes a mix of urban, suburban and rural areas. Between 2000 and 2005, the combined population of this region grew by an estimated 7.1% compared to 1.1% for Pennsylvania as a whole. Over 14,000 companies operate in the greater Lehigh Valley along with 11 colleges and universities. Major employers in the area include Federal, State and local governments, local healthcare providers, including Lehigh Valley Hospital and St. Luke’s Hospital, Air Products and Chemicals, PPL, Binney and Smith, Giant Food Stores, Agere Systems and Mack Trucks.

The Bank’s Northeast Pennsylvania Region, consisting of Luzerne, Schuylkill, Columbia and northern Carbon Counties, is located in eastern Pennsylvania approximately 100 miles north of Philadelphia. The combined population of these counties is in excess of 592,000 and the market includes a mix of urban, suburban and rural areas. Between 2000 and 2005, the combined population of this region declined by an estimated 1.4% compared to growth of 1.1% for Pennsylvania as a whole. The economy of this region is characterized by diversified light manufacturing and is the site of production facilities for several major manufacturers including Union Camp, Hershey-Cadbury Chocolates, Quebecor and Hazleton Pumps, Inc.

KNBT faces significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations and mortgage-banking companies. Within the Bank’s market area, more than 50 other banks, savings institutions and credit unions operate. KNBT’s competition includes banks owned by large bank holding companies, such as PNC Financial Services Group, Inc., Wachovia Corporation, M&T Bank Corporation and Bank of America Corporation, that are significantly larger and have greater resources allowing them to offer a wider variety of products and services. The Bank faces additional competition for deposits from money market and other mutual funds, and from other non-depository financial institutions such as brokerage firms and insurance companies.

Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions, as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Biley Act, which permits affiliation among banks, securities firms and insurance companies also changed the competitive environment in which the Bank conducts business.

In addition, the Bank recognizes that its customer base increasingly focuses on convenience and access to services. KNBT continues to evaluate and enhance its service and delivery systems in order to better serve its retail and business customers.

Business Strategy

KNBT’s mission is to become its customer’s financial partner of choice, delivering high quality products and services. The Bank will deliver unmatched personal service and value to its customers, employees and shareholders. KNBT desires to preserve the integrity and traditional values in the way it conducts business as it achieves consistent, quality financial performance to maximize long-term value for its shareholders. The primary components of KNBT’s business strategy are focusing on core deposit growth, developing fee income, continuing growth of the loan portfolio and enhancing customer service.

Core Deposit Growth. KNBT offers a full range of deposit products to meet the needs of the customers it serves. Our deposit-gathering footprint was enhanced by the acquisition of NEPF. KNBT now operates in a seven county area of Eastern, Pennsylvania. KNBT’s branch network is the second largest operating in this market. The Bank will focus on core deposit growth by working to increase market and household penetration and by becoming the relationship bank to its customers throughout its market area.

Developing Fee Income. KNBT has acquired or formed several specialized investment, insurance and trust lines of businesses.

The Bank offers trust and wealth management services under the name KNBT Trust Services. The market value of funds held by the KNBT Trust Services was $492.8 million at December 31, 2005 as compared to $314.4 million at December 31, 2004. The addition of NEPF added $180.1 million in trust assets.

The Bank’s full-service brokerage subsidiary, KNBT Securities offers a wide range of securities brokerage, insurance and investment advisory products and services. The acquisition of Caruso, which is a subsidiary of the Bank, enhanced the Bank’s financial service offering by providing quality based and cost effective group benefit solutions to corporate and small business clients. Higgins Insurance Associates, Inc., a subsidiary acquired through the NEPF acquisition, adds traditional insurance products to the list of fee-based services offered to KNBT’s customers.

Grow the Loan Portfolio. KNBT seeks to generate commercial and consumer loan growth without sacrificing credit quality. From December 31, 2003 to December 31, 2005, KNBT’s commercial real estate and commercial non-real estate loan portfolios have together grown 136.6% and consumer loans have grown 85.1%. In order to effectively manage our growth, KNBT has employed a number of additional loan officers with experience in construction, commercial real estate, commercial business and consumer lending. The Bank endeavors to ensure that all loans are in compliance with its underwriting standards. Also, the expertise of KNBT’s banking officers enables the Bank to maintain a high degree of understanding of its various customers’ businesses. The Bank’s consumer loan area continues to rank as a leading originator of mortgage loans in its market.

Enhance Customer Service. KNBT now offers a complete product menu to customers to which the Bank provides access through its seven county branch network in eastern, Pennsylvania. KNBT has placed great emphasis on providing “world class” customer service, and this mantra has become part of the fabric of the organization. Developing strong customer relationships strengthens KNBT’s commitment to service and ultimately believe that it will enhance shareholder value.

General Development of Business

Concurrently with the mutual-to-stock conversion in October 2003, KNBT acquired, through a merger, First Colonial Group, Inc., the parent holding company for Nazareth National Bank and Trust Company, which was merged with and into the Bank in connection with the acquisition of First Colonial.

Since October 2003, KNBT has grown significantly not only in size and market reach but also in number and diversity of product offerings. At December 31, 2003, KNBT had $1.9 billion in total assets compared to total assets of $3.1 billion at December 31, 2005.

The following highlights major developments in the Company’s business since the conversion:

•
Oakwood Financial Corp. On November 11, 2004, KNBT acquired Oakwood Financial Corp., (“Oakwood”) a full-service securities brokerage firm based in Allentown, Pennsylvania. The acquisition of Oakwood, now KNBT Securities, provides KNBT with a full menu of investment, insurance and securities brokerage products and services. The addition of KNBT Securities brought together the resources of a large community bank with experienced professionals of a full-service securities brokerage firm. This alliance is evidence of KNBT’s commitment to providing our clients with a full range of products and services to meet their financial goals.

•
Caruso Benefits Group. On April 1, 2005, KNBT acquired Caruso, a benefits management firm based in Bethlehem, Pennsylvania. Caruso specializes in benefits management with an emphasis on group medical, life, and disability insurance. The Caruso acquisition was a strategic initiative designed to enhance KNBT’s financial services by providing quality-based and cost-effective group benefit solutions. The addition of Caruso’s benefit management expertise presents KNBT an opportunity to broaden the array of services it can provide to support corporate and small business customers and their employees.

•
Northeast Pennsylvania Financial Corp. KNBT completed its acquisition of NEPF on May 19, 2005. NEPF was a thrift holding company headquartered in Hazleton, Pennsylvania with approximately $784.9 million in assets. The acquisition resulted in the addition of 17 full service community bank offices in five counties in northeastern Pennsylvania, expanding the Bank’s franchise into Luzerne, Schuylkill and Columbia counties and enhancing its presence in Carbon and Monroe counties. The NEPF acquisition also complemented KNBT’s strategy to grow its consumer and commercial lines of business by leveraging the opportunities presented by Higgins Insurance Associates, Inc., which previously operated as a subsidiary of NEPF providing commercial, property and casualty, and employee benefit lines of insurance.

•
The Trust Company of Lehigh Valley. On November 15, 2005, KNBT entered into an agreement to acquire Paragon, the parent holding company for The Trust Company of Lehigh Valley (“TCLV”), a Pennsylvania-chartered non-depository bank located in Allentown, Pennsylvania. TCLV provides estate, personal trust and investment management services, estate and financial planning and employee retirement benefits administration and had approximately $400 million in assets under administration and management at the time of acquisition. The transaction closed on February 28, 2006.

Lending Activities

KNBT primarily extends loans to individuals and businesses within its seven county market area within eastern Pennsylvania. Historically, KNBT’s principal lending activity was the origination of loans collateralized by one-to four-family residential real estate. In addition, KNBT has been actively involved in construction and land development loans, with an emphasis on construction/permanent single-family residential mortgage loans and loans to local homebuilders. The securitization of some of its residential real estate loans and the continuing sale of such loans has been a factor in reducing KNBT’s historical concentration in these types of loans. KNBT continues to originate various types of consumer loans, primarily home equity loans and lines of credit. Since its formation in November 2003, KNBT has taken a more balanced approach to the composition of the loan portfolio by increasing its emphasis on commercial business loans and commercial real estate loans. KNBT has increased its involvement in these lending categories as part of its strategy to increase its investment in loans with higher yields and/or shorter expected, average lives. KNBT has increased its capacity to originate such loans through the addition of experienced staff and new products.

KNBT’s one-to four-family residential real estate loans equaled $452.9 million or 30.6% of the total loan portfolio at December 31, 2005. At such date, commercial real estate loans equaled $317.4 million or 21.4% of the total portfolio, construction and land development loans were $71.6 million or 4.8% of the total portfolio, commercial business loans were $126.1 million or 8.5% of the total portfolio and consumer loans were $491.6 million or 33.2% of the total portfolio.

Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(in thousands)
Real estate loans:
One-to four- family residential (1)	$452,903	30.55%	$324,990	32.06%	$332,024	36.00%	$361,842	59.34%	$513,352	73.27%
Multi-family residential	20,529	1.38	14,493	1.43	14,197	1.54	5,377	0.88	3,823	0.55
Commercial real estate	317,441	21.42	218,201	21.52	156,563	16.97	29,385	4.82	12,839	1.83
Construction and land development (2)	71,631	4.83	106,361	10.49	112,684	12.22	59,363	9.74	54,092	7.72
Total real estate loans	862,504	58.19	664,045	65.50	615,468	66.73	455,967	74.78	584,106	83.37

Commercial business loans	126,122	8.51	50,691	5.00	38,978	4.23	10,050	1.65	4,399	0.63
State and political subdivision loans	2,017	0.14	1,170	0.12	2,334	0.25	-	-	-	-
Consumer loans:
Home equity loans and lines of credit	289,956	19.56	170,762	16.84	151,603	16.44	102,275	16.77	96,702	13.80
Automobile and other vehicles	178,225	12.02	119,036	11.74	102,256	11.09	31,956	5.24	5,887	0.84
Other	23,434	1.58	8,137	0.80	11,682	1.26	9,500	1.56	9,572	1.37
Total consumer loans	491,615	33.17	297,935	29.38	265,541	28.79	143,731	23.57	112,161	16.00

Total loans	1,482,258	100.00%	1,013,841	100.00%	922,321	100.00%	609,748	100.00%	700,666	100.00%

Less:
Undisbursed portion of construction
loans in process (2)	-		-		(27,099)		(24,263)		(23,552)
Deferred loan fees	26		79		(469)		(3,236)		(5,682)
Allowance for loan losses	(15,964)		(10,461)		(7,910)		(2,927)		(3,386)
Net loans	$1,466,320		$1,003,459		$886,843		$579,322		$668,046

(1)	Includes mortgage loans held-for-sale of $556,000 at December 31, 2005, $718,000 at December 31, 2004, and $4.7 million at December 31, 2003, $23.8 million at
December 31, 2002. There were no mortgage loans held-for-sale at December 31, 2001.

(2)	For the years 2003 and prior, KNBT's core processing system included the undisbursed portion of construction loans in process. Total loans had to be reduced by this number in order to calculate net loans for the year 2004. KNBT's new core processing system no longer includes the undisbursed amount in loan totals.
Loans in process at December 31, 2005 equaled $37.1 million and at December 31, 2004 was $36.9 million.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of KNBT’s loans as of December 31, 2005, before giving effect to net items. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.
						State and
	One-to			Construction	Commercial	Political
	Four-Family	Multi-Family	Commercial	and Land	Business	Subdivision	Consumer
	Residential	Residential	Real Estate	Development	Loans	Loans	Loans	Total
Amounts due after	(in thousands)
December 31, 2005 in:
One year or less	$2,620	$1,323	$26,751	$18,771	$34,082	$-	$13,580	$97,127
After one year through
three years	3,935	3,227	49,512	3,133	11,182	117	80,625	151,731
After three years through
five years	4,866	1,459	38,651	15,222	24,087	284	143,409	227,978
After five years through
fifteen years	105,935	8,474	108,822	4,857	37,916	1,616	254,001	521,621
After fifteen years	335,547	6,046	93,705	29,648	18,855	-	-	483,801
Total	$452,903	$20,529	$317,441	$71,631	$126,122	$2,017	$491,615	$1,482,258

The following table shows the dollar amount of KNBT’s loans which are due after one year from December 31, 2005 and indicates whether they have fixed rates of interest or have floating or adjustable rates.

		Floating or
	Fixed-Rate	Adjustable Rate	Total
	(in thousands)

One-to-four-family residential (1)	$384,479	$65,534	$450,013
Multi-family residential	6,523	12,683	19,206
Commercial real estate	106,542	184,148	290,690
Construction and land development (1)	41,627	11,206	52,833
Commercial business (1)	38,333	53,892	92,225
State and political subdivisions	513	1,504	2,017
Consumer (1)	405,883	71,669	477,552
Total	$983,900	$400,636	$1,384,536

(1)	Loan intangibles, established as a result of the NEPF acquisition, were not included. The intangibles were, by category, one-to-four-family residential, $270,000, construction and land development $27,000, commercial business ($185,000) and consumer $483,000.

Loan Originations, Sales and Servicing. KNBT’s lending activities are subject to underwriting standards and loan origination procedures established by its Board of Directors and management. KNBT relies on its staff of retail loan representatives and commercial lenders to originate new loans. KNBT has centralized underwriting for consumer and residential real estate. Experienced lending and credit personnel perform underwriting for commercial loans.

KNBT’s single-family residential mortgage loans generally are underwritten to the standards of the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). To manage interest rate risk, KNBT generally sells its newly originated single-family residential mortgage loans that are agency eligible. The percentage of loans sold into the secondary market will vary depending on interest rates and KNBT’s strategies for reducing exposure to interest rate risk. KNBT sells such newly originated loans on a loan-by-loan or “flow” basis as the loans close. Excluding the effect of loan securitizations, KNBT sold an aggregate of $57.3 million and $63.2 million of its newly originated single-family residential mortgage loans in the years ended December 31, 2005 and 2004, respectively. At the time of sale, KNBT recognizes a gain or loss on the sale based on the difference between the net proceeds received and the carrying value of the loans sold. KNBT’s net gains on sales of residential mortgage loans were $690,000, $774,000 and $246,000 in 2005, 2004 and 2003, respectively. These gains are included in non-interest income. KNBT retains the right to continue to provide servicing for all loans sold. The income from servicing is included in non-interest income as service fees.

At December 31, 2005, KNBT was servicing $415.4 million of residential real estate loans it had previously sold. KNBT amortized its mortgage servicing rights by $422,000, $415,000, and $1.1 million during the years ended December 31, 2005, 2004 and 2003, respectively. Such amortizations are recorded as non-interest expense.

In addition to loan sales, KNBT “securitized” $47.3 million of seasoned, single-family residential mortgage loans in the year ended December 31, 2003. In such transactions, loans which did not meet FNMA’s eligibility standards at the time of origination, due to the lack of private mortgage insurance or other criteria, were able to be securitized after being in KNBT’s portfolio for certain stipulated periods of time, generally 18 to 24 months. Securitization is the process of packaging and transferring residential mortgage loans to issuers of mortgage-backed securities, such as FNMA, in return for mortgage-backed securities backed by the mortgage loans that are transferred. As there is an active market for mortgage-backed securities, they generally can be sold more readily than the underlying loans in response to changes in interest rates or other factors. KNBT retained all of the securities from its 2003 securitization. The Company did not securitize or retain loans in 2004 and 2005.

One-to Four-Family Residential Mortgage Lending. A primary lending activity of KNBT is the origination of loans secured by first mortgages on one-to four-family residences located in its market area. Traditionally, KNBT has been a leading originator of single-family residential mortgage loans in Lehigh and Northampton Counties. The Bank introduced its single-family loan origination strategies within its expanded market footprint obtained through the NEPF merger. At December 31, 2005, single-family residential mortgage loans equaled $452.9 million or 30.6% of KNBT’s total loan portfolio, compared to $325.0 million or 32.1% of single-family residential mortgage loans at December 31, 2004. The NEPF merger added approximately $111.0 million to this category.

KNBT originates fixed-rate, fully amortizing mortgage loans with maturities ranging between 10 and 30 years. Management establishes interest rates charged on loans based on market conditions. KNBT also offers adjustable-rate mortgage (“ARM”) loans with terms of up to 30 years, with interest rates based on the one year Constant Maturity Treasury Bill index plus a spread, which adjusts annually from the outset of the loan or which adjusts after a three, five, seven or ten year initial fixed period. Interest rate adjustments on such loans are typically limited to no more than 2% during any adjustment period or 6% over the life of the loan. At December 31, 2005, 85.4 % of KNBT’s single-family residential mortgage loans maturing after December 31, 2006 had fixed interest rates and 14.6 % had adjustable interest rates.

KNBT underwrites one-to four-family residential mortgage loans with loan-to-value ratios of up to 100%, provided that a borrower obtains private mortgage insurance on loans that exceed 90% of the appraised value or sales price, whichever is less, of the secured property. Exceptions to such loan-to-value limits exist for loans originated under special CRA programs. KNBT also requires that title insurance, hazard insurance and, if appropriate, flood insurance be maintained on all properties securing real estate loans. All properties securing one-to four-family first mortgage loans are appraised by a licensed appraiser.

During 2005, KNBT sold $57.3 million of its newly originated, agency eligible single-family residential mortgage loans. Such loans were sold on a non-recourse basis with servicing retained. KNBT recorded mortgage servicing rights of $689,000 and $813,000 during 2005 and 2004, respectively. In addition, KNBT acquired $713,000 in mortgage servicing rights from NEPF as a result of such acquisition in 2005.

Consumer Loans. At December 31, 2005, KNBT’s consumer loans equaled $491.6 million or
33.2% of the total loan portfolio compared to $297.9 million or 29.4% at December 31, 2004. KNBT’s consumer loans are comprised primarily of home equity loans and lines of credit and automobile and recreational vehicle loans. KNBT also offers a variety of other consumer loans including personal loans and lines of credit, and home improvement loans. At December 31, 2005, KNBT’s home equity loans and lines of credit equaled $290.0 million or 19.6% of the total loan portfolio compared to $170.8 million or 16.8% at December 31, 2004. Of the $290.0 million, $224.0 million were loans and $65.6 million were lines of credit. In addition, at December 31, 2005, the unadvanced portion of home equity lines of credit was $90.3 million. The NEPF merger contributed approximately $40.6 million in home equity loans and approximately $31.5 million in lines of credit. Home equity loans and lines of credit, like single-family residential mortgage loans, are secured by the equity in the borrower’s residence. However, the Bank generally obtains a second mortgage position on a home equity loan or line of credit. KNBT’s home equity loans typically are structured as fixed-rate fully amortizing loans with terms of up to 15 years and loan-to-value ratios, when combined with any senior liens, of up to 100%. KNBT charges higher interest rates for loan-to-value ratios exceeding 80%. KNBT’s home equity lines of credit have adjustable rates of interest that are indexed to the prime rate as reported in The Wall Street Journal. Generally, the maximum loan-to-value ratio on home equity lines of credit, including the outstanding amount of any first mortgage loan, is 80%, however, larger loan-to-value loans are granted. A borrower may draw down a home equity line of credit for a period of five years from the date of the loan agreement. During this period, the borrower has the option of paying, on a monthly basis, either principal and interest or only the interest.

KNBT’s automobile and other vehicle loans equaled $178.2 million at December 31, 2005 an increase of $59.2 million or 49.7 % compared to December 31, 2004. KNBT originates indirect auto and recreational vehicle loans through a network of dealers located in its market area and was actively doing business with approximately 110 dealers at December 31, 2005. The NEPF merger added approximately $75.2 million in indirect vehicle loans. KNBT has grown its dealer network by emphasizing quality service and the development of long-term relationships with the owners and managers of dealerships.

KNBT makes indirect loans to purchase both new and used auto and recreational vehicles. The loans have terms up to 6 years for loans secured by new and used autos and 15 years for loans secured by recreational vehicles. To underwrite its indirect loans, KNBT reviews the credit history of applicants and underwrites to appropriate debt to income and loan to value ratios. As of December 31, 2005, approximately 34.4% of KNBT’s indirect loans were secured by new vehicles, 51.4% were secured by used vehicles and 14.2% were secured by recreational vehicles. KNBT originated $50.0 million and $61.5 million of indirect loans during 2005 and 2004, respectively.

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

Consumer loans entail greater risk than residential mortgage loans, particularly in the case of loans that are unsecured or secured by rapidly depreciating assets such as automobiles and recreational vehicles. In these cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are highly dependent upon the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy.

Construction and Land Development Loans. KNBT has been an active originator of construction and land development loans in its market area for many years. At December 31, 2005, KNBT’s construction and land development loans equaled $71.6 million or 4.8% of the total loan portfolio compared to $106.4 million or 10.5% of the portfolio at December 31, 2004. The decrease is attributable in part to the repayment of a $16.7 million construction loan during the fourth quarter of 2005 and also funding that has either been repaid or for completed projects moved into permanent loan categories. While the loan was performing in accordance with all its terms, management had downgraded this loan on its internal classification system due to construction overruns. KNBT offers construction lending to individuals, contractors and developers.  The unadvanced portion of construction loans in process at December 31, 2005 equaled $49.5 million compared to $54.6 million at December 31, 2004.

KNBT’s construction loans to individuals to build their residences typically are structured as construction/permanent loans whereby there is one closing for both the construction loan and the permanent financing. During the construction phase, which typically lasts for six to nine months, periodic inspections are made of the construction site and loan proceeds are disbursed as construction progresses. Construction loans require payment of interest only during the construction phase and are structured to convert to fixed-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, KNBT requires an appraisal of the property by independent fee appraisers or the Bank’s in-house appraisers. Loan proceeds are disbursed based on a percentage of completion.

KNBT also originates land, construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions and, to a lesser extent, the construction of commercial development projects, and site development projects. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in the Bank’s market area. Residential development loans are typically offered with terms of up to 24 months. The maximum loan-to-value limit applicable to these loans is guided by loan policy and supervisory guidelines applied to the appraised post-construction value. Construction loan proceeds are disbursed periodically in increments as construction progresses and as inspection by KNBT’s approved appraisers warrants. At December 31, 2005, KNBT’s largest construction and residential site development loan was $8.7 million and was secured by a first mortgage lien. This loan was performing according to its original terms at December 31, 2005. During 2005, KNBT estimates that the average balance of its construction loans to contractors and developers was approximately $21.6 million.

KNBT also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. Disbursement of funds is at the sole discretion of KNBT and is based on the progress of construction. The maximum loan-to-value limit applicable to these loans is generally 80% of the appraised post-construction value. KNBT’s largest commercial construction loan commitment to a single borrower was $15.0 million at December 31, 2005 for a commercial construction development project located within KNBT’s primary market area. At December 31, 2005, this loan was performing according to its terms.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, KNBT may be confronted with a project, when completed, having a value less than the loan amount. KNBT attempts to minimize these risks through its inspection and monitoring procedures.

Commercial Real Estate Loans and Multi-Family Residential Real Estate Loans. At December 31, 2005, KNBT’s commercial real estate loans equaled $317.4 million or 21.4 % of the total loan portfolio, an increase of $99.2 million compared to $218.2 million at December 31, 2004. KNBT’s commercial real estate loans are secured by mortgages on various commercial income producing properties and owner-occupied commercial buildings including office buildings, retail and industrial properties. Substantially all of KNBT’s commercial real estate loans are secured by properties located in the Bank’s primary market area.

KNBT offers both adjustable-rate and fixed-rate commercial real estate loans. Such loans typically have terms of 15 or 20 years with call options every 5 to 7 years. Loan-to-value ratios are generally 80% or less, and debt service coverage of 1.20 times or better generally is required. Loans are often personally guaranteed.

KNBT performs extensive diligence in underwriting commercial real estate loans. KNBT has implemented practices and procedures designed to control the risk in several ways including inspection of all such properties and the review of the overall financial condition of the borrower. KNBT analyzes financial information of the borrower in its underwriting of commercial real estate loans. These financial documents must be updated and provided to the Bank on an annual basis. KNBT’s commercial lending staff undertakes an extensive credit review at least annually of each commercial real estate loan in excess of $500,000. KNBT’s largest commercial real estate loan at December 31, 2005 was a $12.2 million loan secured by commercial real estate. Such loan was performing in accordance with its terms at December 31, 2005.

Commercial real estate loans have interest rates that are generally more sensitive to changes in market interest rates than residential real estate loans. Commercial real estate loans, however, entail significant additional credit risk as compared with one-to four-family residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial real estate loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be more significantly impacted by adverse conditions in the real estate market or in the economy generally.

At December 31, 2005, KNBT’s multi-family residential mortgage loans totaled $20.5 million or 1.4% of the loan portfolio. Such loans are secured by apartment buildings with five or more units. KNBT has not emphasized the origination of multi-family residential mortgage loans but, when originated, they are underwritten pursuant to the same policies and procedures as commercial real estate loans.

Commercial Business Loans. KNBT’s commercial business loans equaled $126.1 million or 8.5% of the total loan portfolio at December 31, 2005. Commercial business loans increased by $75.4 million between December 31, 2004 and December 31, 2005. KNBT expects that its commercial business loan portfolio will continue to grow.

KNBT’s commercial business loans are typically extended to small to mid-sized businesses with annual revenues generally not exceeding $100 million in its market area and may be for working capital, equipment financing, or real estate. Small business loans may have adjustable or fixed rates and generally have terms of five years or less but may go up to 10 years. KNBT’s commercial business loans generally are secured by equipment, machinery, real property or other corporate assets. In addition, KNBT generally obtains personal guarantees from the principals of the borrower with respect to commercial business loans.

At December 31, 2005, KNBT’s largest commercial business loan was $9.0 million extended to a business located in KNBT’s primary market area. This loan was performing in accordance with its terms at December 31, 2005.

Commercial business loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans. KNBT is attempting to aggressively increase its originations of commercial business loans. KNBT continues to hire experienced commercial loan officers. KNBT has implemented policies and procedures for commercial business lending which management believes represent a sound and prudent credit culture.

Loan Approval Procedures and Authority. KNBT’s Board of Directors establishes lending policies and procedures. The Loan Policy is reviewed on at least an annual basis by its Directors’ Loan Committee and management in order to propose modifications as a result of market conditions, regulatory changes and other factors. Key modifications must be approved by the Board of Directors of KNBT.

The Bank is restricted in the amount of commitments to any one borrower by its legal lending limit. This amount is equal to 15% of KNBT’s unimpaired capital and surplus or approximately $42.8 million at December 31, 2005. The Bank is further restricted by its tiered in-house lending limit to any one borrower, which is based upon the Bank’s ten point internal rating system for loans (see Allowance for Loan Losses under “Non-Performing Assets”).

Various officers or combinations of officers of KNBT have the authority within specifically identified limits to approve new loans. Larger loan amounts are approved by an Officer’s Loan Committee, Director’s Loan Review Committee or Board of Directors depending upon the customer’s total credit exposure.

Non-Performing Assets

On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On loans 90 days or more past due as to principal and interest payments, KNBT’s policy, with certain limited exceptions, is to discontinue accruing interest. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to the borrower’s ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt. Real estate that is acquired as a result of foreclosure is classified as other real estate owned. Other real estate owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property may be capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of other real estate owned are credited or charged to operations, as incurred.

The following table shows the amounts of KNBT’s non-performing assets defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at the dates indicated. KNBT did not have troubled debt restructurings at any of the dates indicated.

	At December 31,
	2005	2004	2003	2002	2001
	(in thousands )

Non-accruing loans	$6,839	$4,544	$1,720	$2,197	$1,752
Accruing loans 90 days
or more past due	2,167	511	405	298	938
Total non-performing loans	9,006	5,055	2,125	2,495	2,690

Other real estate owned	162	71	173	115	200
Total non-performing assets	$9,168	$5,126	$2,298	$2,610	$2,890

Total non-performing loans
as a percentage of loans, net	0.61%	0.50%	0.24%	0.43%	0.40%
Total non-performing loans
as a percentage of total assets	0.29%	0.21%	0.11%	0.25%	0.29%
Total non-performing assets
as a percentage of total assets	0.30%	0.21%	0.12%	0.26%	0.31%

Non-performing loans increased $4.0 million or 78.2% to $9.0 million at December 31, 2005 compared to $5.1 million at December 31, 2004. On May 19, 2005, the NEPF acquisition added $2.7 million in non-accrual loans. In addition, KNBT’s non-performing consumer loans increased by $2.7 million at December 31, 2005 compared to December 31, 2004. The increase in the non-performing consumer loans was due to an increase in indirect auto loan portfolio and to a lesser extent, home equity fixed rate loans. The impact of tightened bankruptcy laws created a flurry of bankruptcy filings before the legislation became effective. KNBT intends to continue to aggressively manage the collection of delinquent accounts. Total non-performing loans as a percentage of net loans was 0.61% at December 31, 2005 compared to 0.50% at December 31, 2004.

The following table shows the effect non-accrual loans have had on interest income for each of the periods indicated.

	Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands )
Interest which would have been
recorded at the original rate	$301	$125	$50	$66	$81
Interest that was reflected
in income	-	-	60	45	40

Net impact on interest income	$(301)	$(125)	$10	$(21)	$(41)

KNBT accounts for impaired loans under SFAS No. 114, “Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures.” This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

KNBT identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. The accrual of interest is discontinued on such loans and no income is recognized until the loan can be returned to accrual status or all principal has been recovered.

Loan impairment is measured by estimating the expected future cash flows and discounting them at the respective effective interest rate or by valuing the underlying collateral. The total principal amount of KNBT’s impaired loans was $1.8 million at December 31, 2005 and $424,000 at December 31, 2004. The recorded investment in these loans and the valuation for credit losses related to loan impairment at December 31, 2005 and 2004 were as follows:

	At December 31,
	2005	2004
	(in thousands)

Principal amount of impaired loans	$1,819	$424
Accrued interest	-	-
	1,819	424
Less valuation allowance at December 31,	304	61
	$1,515	$363

The activity in KNBT’s allowance account for credit losses related to impaired loans for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)

Valuation allowance at January 1,	$61	$33	$-
Received in merger	-	-	33
Provision for loan impairment	243	28	-
Valuation allowance at December 31,	$304	$61	$33

Total cash collected on impaired loans by KNBT during 2005 was $740,000, of which $692,000 was credited to the principal balance outstanding on such loans and recognized $48,000 in interest income. In 2004, KNBT collected $77,000, all of which was credited to the principal balance outstanding on such loans. KNBT’s valuation allowance for impaired loans of $304,000 at December 31, 2005 is included in its allowance for loan losses which totaled $16.0 million at December 31, 2005. KNBT’s valuation allowance for impaired loans at December 31, 2004 was $61,000.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. KNBT maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews all loans that are delinquent on a monthly basis and performs regular reviews of the portfolio in order to identify those inherent losses and assess the overall adequacy of the allowance. Such reviews consist of a quantitative analysis by loan category, using historical loss experience and consideration of a series of qualitative loss factors. KNBT’s evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of its loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

In addition, in establishing the allowance for loan losses, KNBT’s management uses a ten point internal rating system for all loans originated by the Commercial Lending department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT’s allowance for loan losses. Such agencies may require it to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2005, KNBT’s allowance for loan losses was 1.08% of total loans receivable compared with 1.03% at December 31, 2004. KNBT’s allowance for loan losses equaled to 177.3% of its non-performing loans at December 31, 2005 compared to 206.9% at December 31, 2004.

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

The following table shows changes in KNBT’s allowance for loan losses during the periods presented.

	At or For the Year ended December 31,
	2005	2004	2003	2002	2001
	(in thousands)

Allowance for loan losses, beginning of period	$10,461	$7,910	$2,927	$3,386	$3,337
Acquired from merger with First Colonial	-	-	3,548	-	-
Acquired from acquisition of NEPF	5,281	-	-	-	-
Provision for loan losses	2,780	4,308	2,951	111	391
Charge-offs
One-to-four family residential	60	92	242	229	154
Construction and land development	4	5	-	-	-
Commercial business	6	-	154	-	-
Consumer	2,814	1,915	1,207	394	224
Total charge offs	2,884	2,012	1,603	623	378
Recoveries on loans previously charged-off
One-to-four family residential	13	99	32	37	19
Consumer	217	152	49	-	-
Commercial business	96	4	6	16	17
Total recoveries	326	255	87	53	36
Net loans charged off	2,558	1,757	1,516	570	342

Allowance for loan losses, at period end	$15,964	$10,461	$7,910	$2,927	$3,386

Allowance for loan losses at period end to:
Average loans (net)	1.25%	1.09%	1.27%	0.47%	0.50%
Total loans at period end	1.08%	1.03%	0.89%	0.52%	0.50%
Non-performing loans	177.26%	206.94%	388.28%	117.31%	125.87%
Net charge-offs to average loans (net) during period	0.20%	0.18%	0.24%	0.09%	0.05%

The following table shows how KNBT’s allowance for loan losses has been allocated by type of loan at each of the dates indicated.

	At December 31,
	2005		2004		2003		2002		2001
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
	(in thousands)
One-to-four- family
residential	$857	30.55%	$553	32.06%	$349	36.00%	$1,086	59.34%	$2,053	73.27%
Multi-family
residential	581	1.38	350	1.43	4	1.54	33	0.88	35	0.55
Commercial real
estate	5,765	21.42	2,140	21.52	1,602	16.97	145	4.82	39	1.83
Construction and
land development	1,260	4.83	3,350	10.49	1,826	12.22	451	9.74	291	7.72
Commercial
business	1,750	8.51	454	5.00	712	4.23	500	1.65	464	0.63
State and political
subdivision	5	0.14	3	0.12	-	0.25	-	-	-	-
Consumer	4,785	33.17	2,804	29.38	2,673	28.79	590	23.57	303	16.00
Unallocated	961	-	807	-	744	-	122	-	201	-
Total loans	$15,964	100.00%	$10,461	100.00%	$7,910	100.00%	$2,927	100.00%	$3,386	100.00%

Investment Activities

KNBT’s Investment Policy, as approved by the Board of Directors, is designed to generate a favorable rate of return, consistent with established guidelines for liquidity, safety and diversification and to complement the lending activities of the KNBT. Investment decisions are made in accordance with policy and are based on credit quality, interest rate risk, balance sheet composition, market expectations, terms, liquidity, income and tax considerations. Investment transactions for KNBT are reported to the Board of Directors on a monthly basis.

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

Investment securities increased $52.9 million or 4.8% to $1.2 billion compared to $1.1 billion at December 31, 2004. On May 19, 2005, the acquisition of NEPF added $301.0 million to the portfolio. The largest component of KNBT’s investment securities in recent periods has been mortgage-backed securities that equaled $844.8 million or 72.4% of the investment securities portfolio at December 31, 2005 compared to $743.7 million or 66.8% at December 31, 2004. NEPF added $282.8 million in mortgage-backed securities. In addition, KNBT invests in municipal securities, corporate debt obligations, U.S. government and agency obligations and other securities. KNBT will continue to use the investment securities portfolio to fund the growth in the loan portfolio, maturing Federal Home Loan Bank (“FHLB”) advances and common stock purchases made pursuant to the stock repurchase program. At December 31, 2005, KNBT’s investment securities portfolio represented 37.9% of total assets compared to 46.1 % at December 31, 2004.

Held-to-maturity. At December 31, 2005, KNBT’s held-to-maturity investment securities totaling $47.4 million. KNBT has the intent and ability to hold these securities until maturity. The fair value of these securities was $47.1 million at December 31, 2005. At December 31, 2004, KNBT held to maturity investments totaled $56.6 million with a fair value of $57.0 million.

Available-for-sale. KNBT had $1.1 billion of securities available-for-sale at December 31, 2005 and 2004. At December 31, 2005, the net unrealized loss recorded in other comprehensive income on these securities was $15.3 million, net of the tax effect of $9.8 million. There was a net unrealized gain of $3.6 million, net of tax effect of $2.4 million on available for sale securities, at December 31, 2004.

Currently, KNBT is not participating in hedging programs, interest rate swaps, collars or other activities involving the use of off-balance sheet financial derivatives. Also, KNBT does not purchase mortgage-backed derivative instruments that would be characterized “high-risk” under Federal banking regulations at the time of purchase, nor does it purchase corporate obligations that are not rated investment grade.

KNBT’s mortgage-backed securities include mortgage pass-through certificates issued by the GNMA, FNMA and FHLMC as well as collateralized mortgage obligations (“CMOs”) issued by such agencies or private issuers. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows of such securities or in the event the issuer redeems such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

CMOs are typically issued by a special-purpose entity, in KNBT’s case, private issuers or government agencies, which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Substantially all of the CMOs held in KNBT’s portfolio consist of senior sequential tranches, primarily investments in the first tranche of the CMOs. By purchasing senior sequential tranches, management attempts to ensure the cash flow associated with such an investment. While non-agency private issues are somewhat less liquid than CMOs issued by GNMA, FNMA or FHLMC, they generally have a higher yield than agency insured or guaranteed CMOs. This higher yield reflects, in part, a lack of such guarantee or protection and, thus, the potentially higher risk of loss or default associated with such assets. KNBT’s investment portfolio policy requires that all privately issued CMOs have a Standard & Poor’s rating of AAA at the time of purchase.

The following table sets forth the carrying value of KNBT’s securities at the dates indicated.

	Year ended December 31,
	2005		2004		2003
	Available-	Held-to-	Available-	Held-to-	Available-	Held-to-
	for-Sale	Maturity	for-Sale	Maturity	for-Sale	Maturity
	(in thousands)

U.S. Government and agency obligations	$157,408	$472	$175,649	$-	$120,380	$-
Corporate securities	73,981	-	9,197	-	15,637	-
Municipal obligations	65,165	5,497	106,574	5,510	115,655	-
Mortgage-backed securities:
GNMA	2,392	-	1,460	-	2,138	-
FHLMC	136,861	-	104,654	-	83,985	-
FNMA	395,362	20,603	310,641	25,893	227,538	-
CMOs	268,799	20,796	275,882	25,183	150,697	-
Total mortgage-backed securities	803,414	41,399	692,637	51,076	464,358	-
Equity securities and asset management fund.	19,305	-	73,052	-	18,057	-
Total investment securities	$1,119,273	$47,368	$1,057,109	$56,586	$734,087	$-

The following table sets forth the amount of investment securities, at amortized cost, which mature during each of the periods indicated and the weighted average yields for each range of maturities at the dates indicated. No tax-exempt yields have been adjusted to a tax-equivalent basis.

	At December 31, 2005
		Over One	Over Five
	One Year	Year Through	Years Through	Over Ten
	or Less	Five Years	Ten Years	Years	Total
	(in thousands)
Available-for-Sale
U.S. Government and
agency obligations
Fair value	$23,748	$59,582	$51,017	$23,061	$157,408
Amortized cost	$23,992	$60,561	$51,357	$22,909	$158,819
Weighted average yield	2.53%	3.68%	3.97%	5.57%	3.88%
Corporate securities
Fair value	$5,022	$-	$-	$68,959	$73,981
Amortized cost	$5,007	$-	$-	$68,598	$73,605
Weighted average yield	5.72%	-%	-%	5.64%	5.65%
Municipal obligations
Fair value	$-	$861	$19,619	$44,685	$65,165
Amortized cost	$-	$849	$19,345	$42,987	$63,181
Weighted average yield	-%	4.48%	4.17%	4.77%	4.58%
Mortgage-backed securities
Fair value	$-	$59,069	$132,045	$612,300	$803,414
Amortized cost	$-	$60,575	$134,787	$624,495	$819,857
Weighted average yield	-%	4.29%	4.41%	4.64%	4.57%
Equity securities
Fair value	$-	$-	$-	$19,305	$19,305
Amortized cost	$-	$-	$-	$18,808	$18,808
Weighted average yield	-%	-%	-%	3.09%	3.09%
Held-to-Maturity
U.S. Government and
agency obligations
Fair value	472	$-	$-	$-	$472
Amortized cost	472	$-	$-	$-	$472
Weighted average yield	4.34%	-%	-%	-%	4.34
Municipal obligations
Fair value	$-	$-	$-	$5,707	$5,707
Amortized cost	$-	$-	$-	$5,497	$5,497
Weighted average yield	-%	-%	-%	4.86%	4.86%
Mortgage-backed securities
Fair value	$-	$-	$2,078	$38,817	$40,895
Amortized cost	$-	$-	$2,104	$39,295	$41,399
Weighted average yield	-%	-%	4.69%	4.61%	4.61%
Total Securities
Fair value	$29,242	$119,512	$204,759	$812,834	$1,166,347
Amortized cost	$29,471	$121,985	$207,593	$822,589	$1,181,638
Weighted average yield	3.10%	4.00%	4.46%	4.83%	4.64%

The following table sets forth the purchases, sales and principal repayments of mortgage-backed securities, at amortized cost, for KNBT for the periods indicated.

	At or For the
	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Held to maturity:
Mortgage-backed securities at beginning of period	$51,076	$-	$-
Purchases	-	54,234	-
Repayments	(9,853)	(3,242)	-
Amortizations of premiums and discounts, net	176	84	-
Mortgage-backed securities at end of period	$41,399	$51,076	$-

Weighted average yield at end of period	4.61%	4.68%	-%

Available for sale:
Mortgage-backed securities at beginning of period	$692,300	$461,308	$178,389
Mortgage-backed securities acquired through merger
with First Colonial	-	-	151,584
Mortgage-backed securities acquired through merger
with NEPF	278,803	-	-
Purchase price adjustment of mortgage-backed securities
acquired through merger with First Colonial	-	-	(2,309)
Purchases	60,674	380,220	333,675
Securitized and retained	-	-	47,251
Repayments	(194,428)	(135,540)	(218,339)
Sales	(16,279)	(10,900)	(25,495)
Amortizations of premiums and discounts, net	(1,213)	(2,788)	(3,448)
Mortgage-backed securities at end of period	$819,857	$692,300	$461,308

Weighted average yield at end of period	4.57%	4.41%	4.05%

Sources of Funds

Deposits. Deposits are the primary source of KNBT's funds. KNBT offers a variety of deposit accounts with a range of interest rates and terms. KNBT’s deposits consist of interest-bearing and non-interest bearing checking accounts, money market, savings and certificate of deposit accounts. KNBT also offers IRA accounts. For business customers, KNBT offers several checking and savings plans, in addition to cash management services. KNBT’s customer relationship strategy focuses on relationship banking for retail and business customers to enhance their overall experience with KNBT. Deposit activity is influenced by state and local economic activity, changes in interest rates, internal pricing decisions and competition. KNBT uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit retail deposits from outside its market area. Deposits are primarily obtained from the areas surrounding our branch locations. At December 31, 2005, KNBT has $5.0 million in brokered deposits.

In order to attract and retain deposits, KNBT offers competitive rates, quality customer service, on-line banking and other products to meet the needs of customers. Deposit pricing strategy is monitored monthly by a management Asset/Liability Committee. A pricing group consisting of Marketing, Branch and Finance officers weekly review and establish deposit pricing.

Total deposits increased to $1.9 billion at December 31, 2005 from $1.3 billion at December 31, 2004, an increase of $529.2 million or 40.0%. This increase primarily reflects the assumption of $449.5 million in deposits in connection with the NEPF acquisition. The increase also reflects, in part, KNBT’s continuing effort to increase the level of its checking accounts and other core deposits. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 58.7% of total deposits at December 31, 2005 and 57.5% of total deposits at December 31, 2004.

The following table shows for KNBT the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2005			2004			2003
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
	(in thousands)

Savings	$255,810	$1,112	0.43%	$221,027	$1,063	0.48%	$182,548	$1,315	0.72%
Interest-bearing
checking	211,556	622	0.29	174,698	273	0.16	102,506	298	0.29
Money market	301,727	6,133	2.03	249,065	2,477	0.99	203,978	2,212	1.08
Certificates of deposit	681,827	20,756	3.04	539,505	14,372	2.66	409,003	12,168	2.98
Total interest-bearing
deposits	1,450,920	28,623	1.97	1,184,295	18,185	1.54	898,035	15,993	1.78
Non-interest-bearing
deposits	161,032	-	-	119,133	-	-	53,559	-	-
Total deposits	$1,611,952	$28,623	1.78%	$1,303,428	$18,185	1.40%	$951,594	$15,993	1.68%

The following table shows for KNBT the deposit flows during the periods indicated.

	Year Ended December 31,
	2005	2004	2003
	(in thousands)

Deposits assumed in merger	$449,474	$-	$512,086
Total deposits	177,241,139	17,564,185	10,938,793
Total withdrawals	(177,186,903)	(17,555,628)	(10,947,524)
Interest credited	25,488	25,086	14,230
Total increase in deposits	$529,198	$33,643	$517,585

The following table shows for KNBT the amount of certificates of deposit, by various interest rate categories and maturities, at the dates indicated.

	Balance at December 31, 2005
	Maturing in the 12 Months Ending December 31,
Certificates of Deposit:	2006	2007	2008	2009	2010	Thereafter	Total
	(in thousands)

Less than 1%	$304	$237	$1	$1	$1	$-	$544
1.00% - 1.99%	46,281	983	4	-	-	-	47,268
2.00% - 2.99%	110,493	9,964	6,650	1,366	85	13	128,571
3.00% - 3.99%	176,849	104,989	33,445	11,771	1,248	48	328,350
4.00% - 4.99%	125,260	75,158	706	24,772	15,188	887	241,971
5.00% - 5.99%	2,322	13,586	143	20	404	705	17,180
6.00% - 6.99%	30	53	-	-	-	-	83
7.00% or more	-	99	-	-	-	-	99
Total certificates of deposit	$461,539	$205,069	$40,949	$37,930	$16,926	$1,653	$764,066

The following tables shows the maturities of KNBT’s certificates of deposit of $100,000 or more at December 31, 2005 indicated by time remaining to maturity.

		Weighted
Maturing in Quarter Ending:	Amount	Average Rate
	(in thousands)

Three months or less	$26,672	3.28%
Over three months to six months	16,481	3.36
Over six through twelve months	43,373	3.54
Over twelve months	47,151	4.09
Total certificates of deposit with
balances of $100,000 or more	$133,677	3.66%

Borrowings. KNBT, as part of its operating strategy, utilizes advances from the FHLB of Pittsburgh as an alternative to retail deposits to fund its operations. These FHLB advances are collateralized primarily by certain KNBT mortgage loans and mortgage-backed securities and secondarily by its investment in capital stock of the FHLB of Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB of Pittsburgh will advance to member institutions, including KNBT, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2005, KNBT had $702.0 million in outstanding FHLB advances that included $220.3 million assumed with the NEPF acquisition. At December 31, 2004 FHLB advances to KNBT totaled $660.7 million. KNBT had no short-term (overnight) borrowings from the FHLB at December 31 2005 or 2004.

The weighted average interest rate on KNBT’s advances was 3.64%, 3.30% and 4.11% for the years ended December 31, 2005, 2004 and 2003, respectively.

The principal payments due on KNBT’s long-term FHLB advances at December 31, 2005 are as follows:

FHLB Advances
Due In (1)	At December 31, 2005
(in thousands)

2006	$179,455
2007	205,199
2008	91,467
2009	115,186
2010	21,344
Thereafter	89,371
Total	$702,022

(1) Schedule does not include intangible assets of $3.1 million.

In addition to FHLB advances, KNBT’s borrowings include securities sold under agreements to repurchase (“repurchase agreements”). Repurchase agreements are contracts for the sale of securities owned or borrowed by KNBT, with an agreement to repurchase those securities at an agreed upon price and date. The collateral for such repurchase agreements are U.S. Treasury and agency securities and municipal securities. KNBT’s repurchase agreements totaled $76.9 million and $22.6 million at December 31, 2005 and 2004, respectively. The NEPF acquisition added $40.2 million in repurchase agreements.

The following table shows certain information regarding KNBT’s repurchase agreements:

	At or For the Year Ended December 31,
	2005	2004	2003
	(in thousands)
Repurchase Agreements:
Average balance outstanding	$51,011	$22,579	$11,931
Maximum amount outstanding at
any month-end during the period	$76,932	$31,076	$24,550
Balance outstanding at end of period	$76,932	$22,643	$24,550
Average interest rate during the period	3.27%	0.75%	1.10%
Weighted average interest rate at
end of period	3.94%	0.99%	0.64%

In conjunction with the merger with First Colonial, KNBT assumed $15.0 million of subordinated debentures which were issued by First Colonial Trust I (“Trust I”) in June 2002, a wholly owned Connecticut statutory business trust subsidiary of First Colonial. Trust I issued $15.0 million in pooled trust preferred securities using the proceeds to purchase subordinated debentures issued by First Colonial. The subordinated debentures are the sole asset of the Trust I. The trust preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on these securities (5.99% at December 31, 2005) is variable, adjusting quarterly at the three-month LIBOR plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2032 but may be redeemed in whole or in part beginning in June 2007 and may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise.

KNBT, through the NEPF acquisition, assumed $7.0 million of floating rate capital securities through a pooled trust preferred securities offering. NEP Capital Trust I, a wholly owned Delaware statutory business trust subsidiary of NEPF, issued the securities. The proceeds from this issuance, along with the Company's $217,000 payment for the Trust's common securities, were used to acquire $7.2 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust semi-annually at 3.70% over the six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11% is effective through April 22, 2007. The stated maturity of the Debentures is April 22, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, in whole or in part on any interest payment date after April 22, 2007, contingent upon prior regulatory approval.

Also, in conjunction with the NEPF acquisition, KNBT assumed $15.0 million in floating rate capital securities through a pooled trust preferred securities offering. NEP Capital Trust II, a wholly owned Delaware statutory business trust subsidiary of NEPF, issued the securities. The proceeds from this issuance, along with the Company's $464,000 payment for the Trust's common securities, were used to acquire the principal amount of the Company's floating rate junior subordinated deferrable interest debentures due November 7, 2032 (the "Debentures"), totaling $15.5 million which constitutes the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust quarterly at 3.45% over the three-month LIBOR with an initial rate of 5.27%. A rate cap of 12.5% is effective through November 7, 2007. The stated maturity of the Debentures is November 7, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, in whole or in part on any interest payment date after August 7, 2007, contingent upon prior regulatory approval.

Regulation of KNBT Bancorp

Set forth below is a brief description of certain laws relating to the regulation of KNBT Bancorp and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General. The Bank as a Pennsylvania-chartered savings bank with deposits insured by the Savings Association Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”) is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for certain loans. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders.

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

KNBT has registered its common stock with the SEC under Section 12(g) of the Securities Exchange Act of 1934. KNBT is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. KNBT’s common stock is listed on the Nasdaq Stock Market National Market under the symbol “KNBT.” The Nasdaq Stock Market listing requirements impose additional requirements on KNBT, including, among other things, rules relating to corporate governance and the composition and independence of its Board of Directors and various committees of the board, such as the audit, nominating and compensation committees.

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

Federal statutes impose restrictions on the ability of a bank holding company and its non-bank subsidiaries to obtain extensions of credit from its subsidiary bank, on the subsidiary bank’s investments in the stock or securities of the holding company, and on the subsidiary bank’s taking of the holding company’s stock or securities as collateral for loans to any borrower. A bank holding company and its subsidiaries are also prevented from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property, or furnishing of services by the subsidiary bank.

A bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the policy of the Federal Reserve Board that a bank holding company should stand ready to use available resources to provide adequate capital to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company’s failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board regulations, or both.

Non-Banking Activities. The business activities of KNBT, as a bank holding company, are restricted by the Bank Holding Company Act. Under the Bank Holding Company Act and the Federal Reserve Board’s bank holding company regulations, KNBT may only engage in, or acquire or control voting securities or assets of a company engaged in:

•	banking or managing or controlling banks and other subsidiaries authorized under the Bank Holding Company Act; and

•	any Bank Holding Company Act activity the Federal Reserve Board has determined to be so closely related that it is incidental to banking or managing or controlling banks.

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

Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously not permissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. KNBT has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.

Regulatory Capital Requirements. The Federal Reserve Board has adopted capital adequacy guidelines pursuant to which it assesses the adequacy of capital in examining and supervising a bank holding company and in analyzing applications to it under the Bank Holding Company Act. The Federal Reserve Board’s capital adequacy guidelines for KNBT, on a consolidated basis, are similar to those imposed on the Bank by the FDIC. Prompt corrective action provisions, however, are not applicable to bank holding companies.

Restrictions on Dividends. KNBT’s ability to declare and pay dividends may depend in part on dividends received from the Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus, retained earnings, is at least equal to contributed capital. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

The Federal Reserve Board issued a policy statement in 1985 on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the federal prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See - “Regulation of the Bank” below.

Federal Securities Laws. KNBT is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) implemented legislative reforms intended to address corporate and accounting fraud. In addition to the establishment of an accounting oversight board which enforces auditing, quality control and independence standards, the Sarbanes-Oxley Act restricts provision of both auditing and consulting services by accounting firms. To ensure auditor independence, any non-audit services being provided to an audit client requires pre-approval by the company’s audit committee members. In addition, the audit partners must be rotated. The Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the SEC, subject to civil and criminal penalties if they knowingly or willfully violate this certification requirement. In addition, under the Sarbanes-Oxley Act, counsel are required to report evidence of a material violation of the securities laws or a breach of fiduciary duty by a company to its chief executive officer or its chief legal officer, and, if such officer does not appropriately respond, to report such evidence to the audit committee or other similar committee of the board of directors or the board itself.

Longer prison terms now apply to corporate executives who violate federal securities laws, the period during which certain types of suits can be brought against a company or its officers has been extended, and bonuses issued to top executives prior to restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives are restricted. In addition, a provision directs that civil penalties levied by the SEC as a result of any judicial or administrative action under the Sarbanes-Oxley Act be deposited to a fund for the benefit of harmed investors. The Federal Accounts for Investor Restitution (“FAIR”) provision also requires the SEC to develop methods of improving collection rates. The legislation accelerates the time frame for disclosures by public companies, as they must immediately disclose any material changes in their financial condition or operations. Directors and executive officers must also provide information for most changes in ownership in a company’s securities within two business days of the change.

The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Audit Committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer. In addition, companies must disclose whether at least one member of the committee is a “financial expert,” as such term is defined by the SEC, and if not, why not. Under the Sarbanes-Oxley Act, a registered public accounting firm is prohibited from performing statutorily mandated audit services for a company if such company’s chief executive officer, chief financial officer, comptroller, chief accounting officer or any person serving in equivalent positions has been employed by such firm and participated in the audit of such company during the one-year period preceding the audit initiation date. The Sarbanes-Oxley Act also prohibits any officer or director of a company or any other person acting under their direction from taking any action to fraudulently influence, coerce, manipulate or mislead any independent public or certified accountant engaged in the audit of the company’s financial statements for the purpose of rendering the financial statement’s materially misleading. The Sarbanes-Oxley Act also required the SEC to prescribe rules requiring inclusion of an internal control report and assessment by management in the annual report to stockholders. The Sarbanes-Oxley Act requires the registered public accounting firm that issues the audit report to attest to and report on management’s assessment of the company’s internal controls. In addition, the Sarbanes-Oxley Act requires that each financial report required to be prepared in accordance with, or reconciled to, generally accepted accounting principles and filed with the SEC reflect all material correcting adjustments that are identified by a registered public accounting firm in accordance with generally accepted accounting principles and the rules and regulations of the SEC.

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

The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, will prohibit the Bank from making new investments, loans, or becoming involved in activities as principal and equity investments which are not permitted for national banks unless:

•	the FDIC determines the activity or investment does not pose a significant risk of loss to the Savings Association Insurance Fund; and

•	the Bank meets all applicable capital requirements.

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

Under current FDIC regulations, Savings Association Insurance Fund and Bank Insurance Fund insured institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital “well capitalized,” “adequately capitalized” and “undercapitalized” which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups which reflect varying levels of supervisory concern, from those that are considered to be healthy to those which are considered to be of substantial supervisory concern. KNBT is a well capitalized institution.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The assessment rate for the last quarter of 2005 was 0.134% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of the Bank’s deposit insurance.

Regulatory Capital Requirements. The FDIC has promulgated capital adequacy requirements for state-chartered banks that, like the Bank, are not members of the Federal Reserve Board System. The capital regulations establish a minimum 3% Tier 1 leverage capital requirement for the most highly rated state-chartered, non-member banks, with an additional cushion of at least 100 to 200 basis points for all other state-chartered, non-member banks, which effectively increases the minimum Tier 1 leverage ratio for such other banks to 4% to 5% or more. Under the FDIC’s regulations, the highest rated banks are those that the FDIC determines are not anticipating or experiencing significant growth and have well diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings and, in general, which are considered a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System. Tier 1, or leverage capital, is defined as the sum of common shareholders’ equity, including retained earnings, non-cumulative perpetual preferred stock and related surplus, and minority interests in consolidated subsidiaries, minus all intangible assets other than certain purchased mortgage servicing rights and purchased credit card relationships.

The FDIC’s regulations also require that state-chartered, non-member banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital, defined as Tier 1 capital and supplementary (Tier 2) capital, to risk weighted assets of 8%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital for the risk-based standards are the same as those for the leverage capital requirement. The components of supplementary (Tier 2) capital include cumulative perpetual preferred stock, mandatory subordinated debt, perpetual subordinated debt, intermediate-term preferred stock, up to 45% of unrealized gains on equity securities and a portion of a bank’s allowance for loan losses. Allowance for loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital that may be included in total capital is limited to 100% of Tier 1 capital.

A bank that has less than the minimum leverage capital requirement is subject to various capital plan and activities restriction requirements. The FDIC’s regulations also provide that any insured depository institution with a ratio of Tier 1 capital to total assets that is less than 2.0% is deemed to be operating in an unsafe or unsound condition pursuant to Section 8(a) of the Federal Deposit Insurance Act and could be subject to potential termination of deposit insurance.

The current risk-based capital framework is based on the international standards published by the Basel Committee on Banking Supervision in 1988, as revised from time to time by the U.S. domestic banking agencies. In June 2004, the Basel Committee proposed a new capital adequacy framework for large, internationally-active banking organizations ("Basel II"). In October 2005, the U.S. domestic banking agencies published a joint notice of proposed rulemaking to enhance the risk sensitivity of the existing framework to address competitive equity questions that may be raised by the implementation of Basel II. The agencies are not proposing revisions to the existing leverage capital requirements (i.e. Tier 1 capital to total assets).

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the FDIC’s capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same FDIC risk-based capital requirements in its regulations.

Deposit Insurance Reform. On February 8, 2006, President Bush signed into law legislation that merges the Bank Insurance Fund (“BIF”) and the SAIF, eliminates any disparities in bank and thrift risk-based premium assessments, reduces the administrative burden of maintaining and operating two separate funds and establishes certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gives the FDIC greater discretion to identify the relative risks all institutions present to the deposit insurance fund and set risk-based premiums.

Major provisions in the legislation include: maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011; providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15 percent and 1.50 percent, rather than maintaining 1.25 percent at all times regardless of prevailing economic conditions; providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996. The institutions qualifying for the credit may use it to offset future premiums with certain limitations; requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits. (when the reserve is greater than 1.35% but no more than 1.5%); the merger of the SAIF and BIF must occur no later than July 1, 2006. Other provisions will become effective within 90 days of the publication date of the final FDIC regulations implementing the legislation.

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

In addition, an institution is “critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Under specified circumstances, a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category, except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized.

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

At December 31, 2005, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

The following tables provide a comparison of KNBT’s and the Bank’s capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

	At December 31, 2005
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(in thousands)
(To risk-weighted assets)
Company (consolidated)	$312,692	16.95%	$147,621	8.00%	N/A	N/A
Bank	$281,866	15.16%	$148,727	8.00%	$185,908	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$296,543	16.07%	$73,811	4.00%	N/A	N/A
Bank	$265,902	14.30%	$74,363	4.00%	$111,545	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$296,543	8.16%	$145,394	4.00%	N/A	N/A
Bank	$265,902	8.80%	$120,895	4.00%	$151,119	5.00%

	At December 31, 2004
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(in thousands)
(To risk-weighted assets)
Company (consolidated)	$355,857	25.64%	$111,042	8.00%	N/A	N/A
Bank	$264,159	19.17%	$110,233	8.00%	$137,792	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$345,396	24.88%	$55,521	4.00%	N/A	N/A
Bank	$253,698	18.41%	$55,117	4.00%	$82,675	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$345,396	14.66%	$94,259	4.00%	N/A	N/A
Bank	$253,698	12.17%	$83,412	4.00%	$104,265	5.00%

Affiliate Transaction Restrictions. Federal laws strictly limit the ability of banks to engage in transactions with their affiliates, including their bank holding companies. Such transactions between a subsidiary bank and its parent company or the non-bank subsidiaries of the bank holding company are limited to 10% of a bank subsidiary’s capital and surplus and, with respect to such parent company and all such non-bank subsidiaries, to an aggregate of 20% of the bank subsidiary’s capital and surplus. Further, loans and extensions of credit generally are required to be secured by eligible collateral in specified amounts. Federal law also requires that all transactions between a bank and its affiliates be on terms as favorable to the bank as transactions with non-affiliates.

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), signed into law on October 26, 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including banks, to adopt and implement additional, or amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-

terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the Bank Holding Company Act or under the Bank Merger Act. Management believes that the Bank is in compliance with all the requirements prescribed by the USA PATRIOT Act and all applicable final implementing regulations.

FHLB System. The Bank is a member of the FHLB of Pittsburgh, which is one from a region of 12. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2005, the Bank had $702.0 million in FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB of Pittsburgh in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB of Pittsburgh. At December 31, 2005, the Bank had $40.2 million in stock of the FHLB of Pittsburgh, which was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2005, the Bank was in compliance with these reserve requirements.

Regulation of KNBT Securities, Inc.

General. KNBT Securities is subject to regulation by a number of federal regulatory agencies that are charged with safeguarding the integrity of the securities and other financial markets and with protecting the interests of customers participating in those markets. The SEC is the federal agency that is primarily responsible for the regulation of broker-dealers doing business in the United States. The Federal Reserve Board promulgates regulations applicable to securities credit transactions involving broker-dealers and certain other institutions. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations ("SROs"), principally the NASD (and its subsidiaries NASD Regulation, Inc. and the Nasdaq Stock Market), and the national securities exchanges. These SROs, which are subject to oversight by the SEC, adopt rules (which are subject to approval by the SEC) that govern the industry, monitor daily activity and conduct periodic examinations of member broker-dealers.

KNBT Securities is also subject to the USA PATRIOT Act and believes it is in compliance with the USA PATRIOT Act.

Securities firms are also subject to regulation by state securities commissions in the states in which they are required to be registered. KNBT Securities is registered as a broker-dealer with the SEC and in all 50 states and in the District of Columbia, and is a member of, and subject to regulation by, a number of SROs, including the NASD.

As a result of federal and state registration and SRO memberships, KNBT Securities is subject to overlapping schemes of regulation that cover all aspects of its securities business. Such regulations cover matters including capital requirements, uses and safe-keeping of clients' funds, conduct of directors, officers and employees, record-keeping and reporting requirements, supervisory and organizational procedures intended to assure compliance with securities laws and to prevent improper trading on material nonpublic information, employee-related matters, including qualification and licensing of supervisory and sales personnel, limitations on extensions of credit in securities transactions, clearance and settlement procedures, requirements for the registration, underwriting, sale and distribution of securities, and rules of the SROs designed to promote high standards of commercial honor and just and equitable principles of trade. A particular focus of the applicable regulations concerns the relationship between broker-dealers and their customers. As a result, many aspects of the broker-dealer customer relationship are subject to regulation including, in some instances, "suitability" determinations as to certain customer transactions, limitations on the amounts that may be charged to customers, timing of proprietary trading in relation to customers' trades and disclosures to customers.

KNBT Securities is also subject to "Risk Assessment Rules" imposed by the SEC which require, among other things, that certain broker-dealers maintain and preserve certain information, describe risk management policies and procedures and report on the financial condition of certain affiliates whose financial and securities activities are reasonably likely to have a material impact on the financial and operational condition of the broker-dealers. Certain "Material Associated Persons" (as defined in the Risk Assessment Rules) of the broker-dealers and the activities conducted by such Material Associated Persons may also be subject to regulation by the SEC.

In the event of non-compliance with an applicable regulation, governmental regulators and the NASD may institute administrative or judicial proceedings that may result in censure, fine, civil penalties (including treble damages in the case of insider trading violations), the issuance of cease-and-desist orders, the deregistration or suspension of the non-compliant broker-dealer, the suspension or disqualification of the broker-dealer's officers or employees or other adverse consequences. The imposition of any such penalties or orders on KNBT Securities could have a material adverse effect on KNBT Securities' (and thus KNBT's) operating results and financial condition.

Net Capital Requirements. As a broker-dealer registered with the SEC and as a member firm of the NASD, KNBT Securities is subject to the capital requirements of the SEC and the NASD. These capital requirements specify minimum levels of capital that KNBT Securities is required to maintain and also limit the amount of leverage that each firm is able to obtain in its respective business.

As of December 31, 2005, KNBT Securities was required to maintain minimum net capital, in accordance with SEC rules, of $250,000 and had total net capital of $581,000 or $331,000 in excess of the minimum amount required. KNBT Securities is required to maintain a net capital ratio, in accordance with SEC rules, not to exceed 15 to 1. At December 31, 2005, KNBT Securities' net capital ratio was 0.52 to 1.

The failure of a broker-dealer to maintain its minimum required net capital or net capital ratio would require it to cease executing customer transactions until it came back into compliance, and could cause it to lose its NASD membership, its registration with the SEC or require its liquidation. Further, the decline in a broker-dealer's net capital below certain "early warning levels," even though above minimum net capital requirements, could cause material adverse consequences to the broker-dealer.

KNBT Securities is a member of the Securities Investor Protection Corporation ("SIPC"), which is a non-profit corporation that was created by the United States Congress under the Securities Protection Act of 1970. SIPC protects customers of member broker-dealers against losses caused by the financial failure of the broker-dealer but not against a change in the market value of securities in customers' accounts at the broker-dealer. In the event of the inability of a member broker-dealer to satisfy the claims of its customers in the event of its failure, the SIPC's funds are available to satisfy the remaining claims up to maximum of $500,000 per customer, including up to $100,000 on claims for cash.  In addition, KNBT Securities' clearing broker carries private insurance that provides similar coverage up to $25 million per customer.

On February 16, 2006, KNBT Securities received approval through the NASD’s Continuing Membership Process to expand its number of branch offices from 10 to 15 and its number of registered representatives from 20 to 32.

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

At December 31, 2005, KNBT’s total federal pre-1988 reserve was approximately $9.8 million. The reserve reflects the cumulative effects of federal tax deductions by KNBT for which no federal income tax provisions have been made.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. KNBT had no minimum tax credit carryover at December 31, 2005.

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, KNBT may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At December 31, 2005, KNBT had a $16.7 million net operating loss carry-forwards for federal income tax purposes.

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

State and Local Taxation

Pennsylvania Taxation. KNBT is subject to the Pennsylvania Corporate Net Income Tax, Capital Stock and Franchise Tax. The Corporation Net Income Tax rate for 2005 was 9.99% and is imposed on unconsolidated taxable income for federal purposes with certain adjustments. In general, the Capital Stock and

Franchise Tax is a property tax imposed on a corporation’s capital stock value at a statutorily defined rate, such value being determined in accordance with a fixed formula based upon average net income and net worth.

The Bank is subject to tax under the Pennsylvania Mutual Thrift Institutions Tax Act, as amended to include thrift institutions having capital stock. Pursuant to the Mutual Thrift Institutions Tax, the tax rate is 11.5%. The Mutual Thrift Institutions Tax exempts the Bank from other taxes imposed by the Commonwealth of Pennsylvania for state income tax purposes and from all local taxation imposed by political subdivisions, except taxes on real estate and real estate transfers. The Mutual Thrift Institutions Tax is a tax upon net earnings, determined in accordance with generally accepted accounting principles with certain adjustments. The Mutual Thrift Institutions Tax, in computing income according to generally accepted accounting principles, allows for the deduction of interest earned on state and federal obligations, while disallowing a percentage of a thrift’s interest expense deduction in the proportion of interest income on those securities to the overall interest income of the Bank. Net operating losses, if any, thereafter can be carried forward three years for Mutual Thrift Institutions Tax purposes.

Subsidiary Activities

In addition to the Bank, KNBT Inv. I, and KNBT Inv. II, are also wholly owned subsidiaries of KNBT. KNBT Inv. I, is a Delaware corporation, established in December 2003, for the purpose of investing in various types of securities. KNBT Inv. II, Inc., formerly known as First C. G. Company, Inc., was acquired on October 31, 2003 as part of KNBT’s acquisition of First Colonial. KNBT Inv. II, Inc. is a Delaware corporation established for the purpose of investing in various types of securities.

  The Bank has seven wholly owned subsidiaries, KLV, Inc., KLVI, Inc., Traditions Settlement Services LLC, Abstractors, Inc., Higgins Insurance Associates, Inc., Caruso Benefits Group and KNBT Securities. KLV, Inc. is inactive. KLVI, Inc. is a Delaware corporation, formed in 1997 to hold and manage certain investment securities. Traditions was organized in May 2002 and provides real estate title and settlement services.

Abstractors Inc. and Higgins Insurance Associates, Inc. (“Higgins”) were acquired as part of the NEPF acquisition. Abstractors Inc. provides real estate title and settlement services while Higgins provides commercial, property and casualty, and employee benefit lines of insurance to individuals and businesses.

Caruso Benefits Group, acquired in April 2005, specializes in benefits management with an emphasis on group medical, life, and disability insurance. KNBT Securities, formerly Oakwood Financial Corp., offers a full range of securities brokerage, insurance and investment products and services.

Employees

As of December 31, 2005, KNBT had approximately 838 employees of whom 140 were part-time. At December 31, 2004, KNBT had approximately 633 employees of whom 120 were part-time. A collective bargaining unit does not represent the employees. KNBT considers its relationship with its employees to be good.

Item 1A.	Risk Factors

 KNBT’s Low Return on Equity May Cause Its Common Stock Price to Decline

Net earnings divided by average equity, known as “return on equity,” is a ratio many investors use to analyze the performance of a financial institution. KNBT’s return on equity for the years ended December 31, 2005, 2004 and 2003 was 5.37%, 4.57% and (3.58)%, respectively. These returns are lower than returns on equity for many comparable publicly traded bank holding companies. KNBT completed its conversion from mutual-to-stock form in October 2003 and received net proceeds from the stock offering of $196.2 million, resulting in a capital ratio of 33.2%. Although KNBT’s management has developed capital management strategies designed to effectively utilize this capital, KNBT expects its return on equity to remain relatively low until it is able to further deploy its capital by increasing the amount of its interest-earning assets, thereby increasing net interest income, as well as by increasing the level of its non-interest income.

KNBT May Have Difficulty Managing Growth, Which Could Limit Ability to Successfully Expand Operations.

KNBT has grown substantially from acquisitions. At December 31, 2003, KNBT had approximately $1.9 billion in total assets. At December 31, 2005, KNBT had total assets of $3.1 billion. KNBT has incurred substantial expenses to build a management team, develop delivery systems and establish an infrastructure to support future growth. KNBT’s future success will depend on the ability of its officers and key employees to continue to implement and improve operational, financial and management controls, reporting systems and procedures, and to manage a growing number of client relationships. KNBT may not be able to successfully implement necessary improvements to its management information and control systems in an efficient or timely manner. Thus, KNBT cannot assure that its growth strategy will not place a strain on its administrative and operational infrastructure or require KNBT to incur additional expenditures beyond current projects to support future growth. KNBT’s future profitability will depend in part on its continued ability to grow. KNBT cannot assure that it will be able to sustain its historical growth rate or continue to grow at all, without acquisitions.

KNBT Has Increased Its Holdings of Loans With a Higher Risk of Loss.

KNBT has significantly increased its investments in construction and land development loans, commercial real estate loans and consumer loans, both in terms of aggregate dollar amounts and as a percentage of its loan portfolio. KNBT’s strategy is to continue to grow its portfolio of these types of loans. However, these loans have a higher risk of default and loss than single-family residential mortgage loans. Construction and land development loans and commercial real estate loans all generally have a higher risk of loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or the underlying property. Consequently, adverse developments with respect to the environment for commercial real estate related loans, may expose KNBT to a significantly greater risk of loss. Consumer loans also are considered to generally involve greater risk of default than single-family residential mortgage loans because they often are secured by rapidly depreciating assets or are unsecured.

Changes in the Value of Goodwill Could Reduce Our Earnings.

KNBT is required, by generally accepted accounting principles, to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. As of December 31, 2005, if goodwill were fully impaired and KNBT was required to charge-off all of its goodwill, the pro forma reduction to shareholders' equity would be approximately $3.49 per share.

Market Rates of Interest Could Hurt Profitability

Interest rate risk arises primarily through KNBT’s traditional business activities of extending loans and accepting deposits as well as incurring debt and purchasing investment securities. Thus, KNBT’s financial condition and result of operations are significantly affected by changes in market interest rates. Between June 2004 and December 31, 2005, the Federal Reserve increased its federal funds rate twelve times from a level of 1.25% at June 30, 2004 to 4.25% at December 31, 2005. In addition, the Federal Reserve increased the federal funds rate again in January 2006 to 4.50%. The yield curve (which reflects the difference between short-term and long-term obligations) has flattened during this same period as the spread between the two-year and ten-year U.S. Treasury obligations went from 1.91% at June 30, 2004 to (0.02)% at December 31, 2005. Such movements may cause a decrease in KNBT’s interest rate spread and net interest margin.

KNBT’s interest-bearing liabilities generally reprice or mature more quickly than our interest-earning assets. If rates increase rapidly, KNBT may have to increase the rates paid on our deposits and borrowed funds more quickly than loans and investments reprice, resulting in a negative impact on interest spreads and net interest income. In addition, the impact of rising rates could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts.

KNBT’s average cost of interest-bearing liabilities has increased. Although the average yields on interest-earning assets have also increased, they have done so at a slower pace due to continued competitive market pressure. This has been offset somewhat by a greater increase of interest-earning assets compared to interest-bearing liabilities. Should the yield curve continue to remain "flat", a continued decline in net interest margin may occur, offsetting a portion, or all gains in net interest income generated from asset growth. In addition, a sudden increase in market rates of interest could adversely affect net income because the average yields earned on interest-earning assets at KNBT adjust more slowly than the average rates paid on interest-bearing liabilities.

KNBT Will Be Required to Change the Way it Recognizes Expense for Stock Options

KNBT accounted for its stock option plan in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, KNBT recognized compensation expense only if the exercise price of an option was less than the fair value of the underlying stock on the date of the grant. As of January 1, 2006, KNBT changed its method of accounting for stock options granted in accordance with Statement of Financial Accounting Standards No. 123R, "Accounting for Stock Based Compensation." Under Statement of Financial Accounting Standards No. 123R, the grant-date fair value of options is recognized as compensation expense over the service period. KNBT’s net income is expected to decrease by approximately $950,000 per year based on options currently granted, using the fair-value-based method of accounting for stock options.

Various Factors May Make Takeover Attempts More Difficult to Achieve

KNBT’s Board of Directors has no current intention to sell control of KNBT. Investors may want a change of control to occur because, among other reasons, a potential acquirer could offer a premium over the then prevailing market price of KNBT’s common stock. Provisions in KNBT’s corporate documents and in Pennsylvania corporate law, as well as certain federal regulations, may make it difficult and expensive to pursue a tender offer, change in control or takeover attempt that its board of directors opposes. As a result, KNBT shareholders may not have an opportunity to participate in such a transaction, and the trading price of KNBT’s common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. Provisions in KNBT Bancorp’s articles of incorporation and bylaws provide, among other things,

•	that no person can acquire or offer to acquire more than 10% of the issued and outstanding shares of any class of equity securities of KNBT;

•	that any merger or similar transaction be approved by a super-majority vote of shareholders unless it has previously been approved by at least two-thirds of its directors;

•	that its board of directors is divided into classes with staggered three year terms;

•	that special meetings of shareholders may be called only by the board of directors of KNBT Bancorp;

•	that shareholders generally must provide advance notice of shareholder proposals and director nominations and provide specified related information; and

•
that the board of directors of KNBT Bancorp has the authority to issue shares of authorized but unissued common stock and preferred stock and to establish the terms of any one or more series of preferred stock, including voting rights, without additional shareholder approval.

Provisions of the Pennsylvania Business Corporation Law applicable to KNBT Bancorp as well as its articles of incorporation provide, among other things, that it may not engage in a business combination with an “interested shareholder” (generally a holder of 20% or more of its voting stock) during the five-year period after the interested shareholder became an interested shareholder except under certain specified circumstances. The Pennsylvania Business Corporation Law also provides for the ability of shareholders to object to the acquisition by a person or group of persons acting in concert of 20% or more of its outstanding voting securities, except under certain specified circumstances, and to demand that they be paid a cash payment for the fair value of their shares from the controlling person or group. In addition, there are various regulatory restrictions under applicable federal and state banking law on takeovers of KNBT Bancorp and Keystone.

Item 1B	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

While the holding company does not own or lease any property, the Bank owns 32 properties and leases 34 other properties. The principal office of KNBT is located at 90 Highland Avenue, Bethlehem, Pennsylvania 18017. The book value of this office was $3.4 million at December 31, 2005.

The Bank also owns an operations and lending office at 236 Brodhead Road, Bethlehem, Pennsylvania 18017. This building was purchased in 2003 and had a book value of $7.2 million at December 31, 2005. The Bank acquired an office building at 3864 Adler Place, Bethlehem, Pennsylvania 18017 as a part of the acquisition of First Colonial. The Bank continues to use this facility for general office space. This building had a book value of $3.2 million at December 31, 2005.

In addition, the Bank owns 27 branch banking facilities and leases 31 other branch banking facilities. All of which are located within the Bank’s market area.

The Bank also owns a garage and parking lot in Nazareth, Pennsylvania; a vacant lot available for a possible future branch in Bethlehem, Pennsylvania; a pad site located at the Schuylkill Mall in Frackville, Pennsylvania; and a ground lease for possible use as a branch site located in Palmer Township, Easton, Pennsylvania.

As part of the Paragon acquisition, KNBT acquired a one-third interest in a 33,000 sq. ft. office building located at 1620 Pond Road in Allentown, Pennsylvania. The building is the headquarters for The Trust Company of Lehigh Valley and is also partially rented to other office professionals. On March 7, 2006, KNBT purchased the remaining two-thirds of the building interest for a price of $2.8 million. The total purchase price of the building was $4.2 million. This building will become KNBT’s Wealth Management Centre as well as a future KNBT branch office.

Item 3.	Legal Proceedings

From time-to-time, KNBT and the Bank are parties to routine litigation incidental to their business.

Neither KNBT, the Bank nor any of their subsidiaries is subject to any material legal proceedings, nor are any such proceedings known to be contemplated by any governmental authorities.

Item 4.	Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

KNBT’s common stock trades on the Nasdaq National Market under the trading symbol “KNBT.” At the close of business on December 31, 2005, there were approximately 4,150 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks. The table below shows the high and low bid prices per share for the Company’s common stock during the periods indicated and the dividends paid per share.

Year Ended December 31, 2005
	High	Low	Dividends
First Quarter	$17.08	$14.46	$0.05
Second Quarter	$15.51	$13.23	$0.06
Third Quarter	$16.94	$14.93	$0.06
Fourth Quarter	$16.95	$14.19	$0.07

Year Ended December 31, 2004
	High	Low	Dividends
First Quarter	$17.96	$16.26	$ -
Second Quarter	$17.64	$14.55	$0.05
Third Quarter	$17.52	$15.44	$0.05
Fourth Quarter	$17.45	$16.45	$0.05

The declaration and payment of dividends is at the sole discretion of the Board of Directors, and the timing and amount of any such dividend will depend upon the Board of Directors’ consideration of the earnings, financial condition, and capital needs of KNBT and certain other factors including restrictions arising from Federal banking laws and regulations.

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

The following table sets forth information regarding KNBT’s repurchases of its common stock during the fourth quarter of the year ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)

October 1 - 31, 2005	-	-	-	2,928,183
November 1 - 30, 2005	109,400	$15.87	109,400	2,818,783
December 1 - 31, 2005	466,000	$16.81	466,000	2,352,783
Total	575,400	$16.63	575,400	N/A

(1)
On October 27, 2004, the Board of Directors authorized the repurchase of up to 3,062,486 shares or approximately 10% of its outstanding common stock. This repurchase plan was completed during the third quarter of 2005. On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares of which 798,514 shares had been repurchased as of December 31, 2005.

Item 6.	Selected Financial Data

	As of and For the Year Ended December 31,
	2005	2004	2003(1)	2002	2001
	(in thousands, except per share data)
Consolidated Summary of Income
Interest income	$132,150	$97,291	$59,063	$59,479	$60,493
Interest expense	58,619	33,446	21,061	26,416	34,064
Net interest income	73,531	63,845	38,002	33,063	26,429
Provision for loan losses	2,780	4,308	2,951	111	391
Total non-interest income	26,426	15,434	9,048	8,814	5,013
Total non-interest expense (2)	67,195	52,699	55,119	24,568	19,613
Income (Loss) before income taxes (benefit)	29,982	22,272	(11,020)	17,198	11,438
Income taxes (benefit)	9,156	4,666	(5,264)	5,188	3,326
Net income (loss) (2)	$20,826	$17,606	$(5,756)	$12,010	$8,112

Net income per share - diluted (3)	$0.71	$0.60	N/M	N/M	N/M
Net income per share - basic (3)	$0.72	$0.61	N/M	N/M	N/M
Cash dividends declared per share (3)	$0.24	$0.15	-	-	-

Consolidated Balance Sheet Data
Total assets	$3,081,810	$2,419,198	$1,941,973	$1,015,906	$922,045
Investment securities available-for-sale	1,119,273	1,057,109	734,087	294,150	156,785
Investment securities held to maturity	47,368	56,586	-	-	-
Loans receivable, net	1,465,764	1,002,741	882,166	555,526	668,046
Mortgage loans held-for-sale	556	718	4,677	23,796	-
Deposits	1,852,251	1,323,053	1,289,410	771,825	772,226
Securities sold under agreements to repurchase	76,932	22,643	24,550	8,904	5,752
FHLB advances	705,125	660,674	207,153	113,500	40,500
Subordinated debentures (4)	38,872	15,464	15,000	-	-
Shareholders' equity/retained earnings	376,552	377,354	389,080	111,049	95,788
Book value per share	13.19	13.33	13.20	n/a	n/a
Full service offices	58	41	41	19	16

Selected Consolidated Ratios
Net income (loss) to:
Average total assets	0.73%	0.81%	(0.46%)	1.25%	0.92%
Average equity	5.37%	4.57%	(3.58%)	11.46%	8.79%
Net interest margin (5)	2.96%	3.40%	3.49%	3.66%	3.21%
Efficiency ratio (6)	64.66%	63.39%	117.15%	58.67%	62.38%
Equity to assets (7)	12.22%	15.62%	20.05%	10.93%	10.39%
Tier 1 capital to average assets (leverage) (7)	8.16%	14.66%	19.39%	10.78%	10.50%
Tier 1 risk-based capital ratio (7)	16.07%	24.88%	32.51%	18.19%	17.09%
Total risk-based capital ratio (7)	16.95%	25.64%	33.24%	18.19%	17.71%

(1)	On October 31, 2003, KNBT completed the mutual-to-stock conversion of the Bank and the related subscription stock offering and the acquisition of First Colonial. See "Business - General" in Item 1.
(2)
Included in the non-interest expenses for the year ended December 31, 2003 are a $16.1 million contribution to the Keystone Nazareth
Charitable Foundation and $5.7 million of merger and systems integration costs as a result of the acquisition of First Colonial.

(3)	Per share data is not included for 2003 because no shares were issued prior to November 2003.
(4)	Previously reported as "Guaranteed Preferred Beneficial Interest in the Company's subordinated debentures" prior to the adoption of FIN 46(R).
(5)	Net interest margin is computed by dividing net interest income by average interest-earning assets on a tax equivalent basis.
(6)
The calculation of the efficiency ratio for 2003 includes the effect of the $16.1 million contribution to the Keystone Nazareth Charitable Foundation and $5.7 million of merger and systems integration costs as a result of the acquisition of First Colonial Group.

(7)	Ratios for 2005-2003 are for KNBT Bancorp. Ratios for 2001 and 2002 are for Keystone Nazareth Bank & Trust Company (formerly Keystone Savings Bank).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following presents a review of KNBT Bancorp’s results of operations and financial condition. This information should be read in conjunction with KNBT’s consolidated financial statements and the accompanying notes to financial statements. KNBT’s consolidated earnings are derived primarily from the operations of its wholly owned savings bank subsidiary, Keystone Nazareth Bank & Trust Company, and its other subsidiaries.

KNBT’s results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on its loan and investment portfolios and interest expense on deposits and borrowings. Non-interest income, non-interest expense and the provision for loan losses also impact KNBT’s results of operations. Non-interest income consists primarily of fees and service charges related to deposits and lending activities, fees from other banking and non-banking operations, loan servicing and other non-interest income. Non-interest expense primarily consists of compensation and employee benefits, office occupancy and equipment expense, data processing, advertising and business promotion and other expenses. KNBT’s results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact KNBT’s financial condition and results of operations.

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

KNBT recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. During the quarter ended September 30, 2005, management determined that KNBT may be unable to realize a part of its net deferred tax assets. Therefore, a direct charge to income tax expense in the amount of $1.1 million was required to reduce the recorded value of the net deferred tax asset to the expected realizable amount.

Goodwill, and other identifiable intangible assets are subject to impairment testing at least annually to determine whether write-downs of the recorded balance is necessary. KNBT tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT’s books to write down the related goodwill to the proper carrying value.

KNBT recorded goodwill and other identifiable intangible assets as a result of the acquisition of First Colonial in October 2003, Caruso Benefits Group in April 2005, and NEPF in May 2005.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

KNBT’s net income for 2005 was $20.8 million compared to net income of $17.6 million for 2004 an increase of $3.2 million or 18.3%. KNBT had a net loss of $5.8 million in 2003. The results for 2003 included one-time charges aggregating $21.8 million (pre-tax) resulting from the $16.1 million contribution to the Keystone Nazareth Charitable Foundation and $5.7 million of merger related and systems integration related charges incurred in connection with the merger with First Colonial.

KNBT’s return on average assets was 0.73% in 2005 compared to 0.81% in 2004 and (0.46)% in 2003. The return on average equity was 5.37%, 4.57% and (3.58)%, in 2005, 2004 and 2003, respectively.

KNBT’s total assets increased by $662.6 million, or 27.4% to $3.1 billion at December 31, 2005 compared to $2.4 billion at December 31, 2004. This increase was primarily the result of $784.9 million in assets acquired from NEPF. For the year ended December 31, 2005, KNBT’s net loans receivable were $1.5 billion at December 31, 2005, an increase of $463.0 million or 46.2% from the December 31, 2004 total of $1.0 billion. This growth was primarily due to the increase of $380.1 million in loans resulting from the NEPF acquisition along with an $81.7 million increase within the commercial real estate and commercial non-real estate portfolios. The NEPF acquisition added approximately $111.0 million in residential real estate and construction loans, $170.0 million in consumer loans and $99.1 million in the commercial real estate and commercial non-real estate portfolios. Investment securities increased by $52.9 million, or 4.8% to $1.2 billion at December 31, 2005 compared to $1.1 billion at December 31, 2004. The increase in investments was the result of adding $301.0 million of investment securities acquired from the NEPF acquisition. KNBT will continue to use the investment portfolio to fund the growth in the loan portfolio, maturing Federal Home Loan Bank (“FHLB”) advances and common stock purchases made pursuant to the stock repurchase program.

At December 31, 2005, KNBT’s total liabilities were $2.7 billion, an increase of $663.4 million, or 32.5% compared to $2.0 million at December 31, 2004. Total deposits increased $529.2 million or 40.0% to $1.9 billion at December 31, 2005 compared to $1.3 billion at December 31, 2004. Of the increase in deposits, $449.5 million was associated with the NEPF acquisition. Securities sold under repurchase agreements increased $54.3 million or 239.8% to $76.9 million at December 31, 2005 compared to $22.6 million at December 31, 2004. The NEPF acquisition added $40.2 million in retail and wholesale repurchase agreements. FHLB advances increased $44.5 million or 6.7% to $702.0 million at December 31, 2005 compared to $660.7 million at December 31, 2004. KNBT assumed $220.3 million in FHLB advances through the NEPF acquisition and since that time has paid $105.0 million in maturing FHLB advances. Subordinated debt increased $23.4 million or 151.4% to $38.9 million compared to $15.5 million at December 31, 2004.

Shareholders’ equity totaled $376.6 million at December 31, 2005 compared to $377.4 million at December 31, 2004, a decrease of $802,000 or (0.2)%. The decrease was primarily the result of the repurchase of KNBT common stock through the Company’s stock repurchase program and payment of dividends. KNBT completed its first repurchase program during the third quarter of 2005. A total of 3,062,486 shares were repurchased through the initial program, announced in the third quarter of 2004, at an average price of $15.92. On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares, which commenced in September 2005 upon the completion of the initial buyback program. A total of 798,514 shares from the second buyback program were repurchased as of December 31, 2005 at an average price of $16.61 per share. KNBT also declared and paid cash dividends of $0.24 per share during the year ended December 31, 2005. The decrease in shareholders’ equity was primarily offset by the issuance of 3.2 million shares of KNBT common stock in connection with the NEPF acquisition and to a lesser extent net income earned during the twelve months ended December 31, 2005. KNBT committed to release 47,601 shares of the Company’s common stock during the year ended December 31, 2005 pursuant to the ESOP for a value of $725,000, and issued 41,958 common shares upon the exercise of stock options for proceeds of $223,000. KNBT’s dividend payout ratio was 34.1% and 25.2% for the years ended December 31, 2005 and 2004, respectively.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is the primary source of earnings for KNBT. Therefore, the interest rate environment has material impact on KNBT’s earnings. Generally, KNBT is able to increase net interest income at a faster pace when the spread between short-term and long-term Treasury rates is positive. This is due to funding costs being more directly tied to shorter-term rates, while loan rates are tied to intermediate through longer-term rates. However, in 2004, the yield curve flattened and remained so during 2005. This has applied pressure to yields on KNBT’s interest earning assets. KNBT expects to benefit from any substantial sustained increase in interest rates on the longer end of the yield curve should they occur. See the discussion of “Interest Rate Sensitivity” below, including the estimated impact of changes in interest rates on KNBT’s net interest income.

KNBT’s net interest income was $73.5 million for 2005, a $9.7 million or 15.2% increase compared to $63.8 million for 2004. KNBT's average interest-earning assets totaled $2.6 billion at December 31, 2005 compared to $1.9 billion at December 31, 2004. Average interest-bearing liabilities were $2.3 billion at December 31, 2005 compared to $1.6 billion at December 31, 2004. KNBT’s average interest rate spread on a tax equivalent basis was 2.67% and 3.08% for the years ended December 31, 2005 and 2004, respectively.

In 2004, net interest income increased $25.8 million or 68.0% from the 2003 level of $38.0 million. KNBT’s average interest rate spread on a tax equivalent basis was 3.08% and 3.29% for the years ended December 31, 2004 and 2003, respectively.

The net interest margin, a measure of net interest income performance, is determined by dividing net interest income on a tax equivalent basis by the average balance of total interest-earning assets. For the years ended December 31, 2005, 2004 and 2003, the net interest margin on a tax equivalent basis was 2.96%, 3.40% and 3.49%, respectively. The decline in KNBT’s average interest rate spread and net interest margin for the year ended December 31, 2005 compared to the year ended December 31, 2004 was primarily attributable to continued industry-wide interest rate compression due to a flattening yield curve, the use of funds for stock repurchases as well as short-term funding costs increasing at a faster rate than yields on interest earning assets. The decrease in 2004 from 2003 in net interest margin was due to a 23 basis point drop in average yields on interest-earning assets offset slightly by a 2 basis point decrease in the average rate paid on interest bearing liabilities. In addition, the average balance of non-interest-earning assets increased to $213.8 million in 2004 compared to $122.0 million in 2003.

KNBT presents its net interest margin on a tax equivalent basis because management believes that presentation of its net interest margin on a tax equivalent basis provides information that is useful for a proper understanding of the operating results of KNBT's business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies. Without the adjustment for tax-free income, the net interest margin was 2.86%, 3.27%, and 3.35% for the years ending December 31, 2005, 2004 and 2003, respectively.

Interest Income

KNBT’s total interest income was $132.2 million for the year ended December 31, 2005, a $34.9 million or 35.8% increase compared to $97.3 million in total interest income for the year ended December 31, 2004. For the year ended December 31, 2005, interest income on loans was $77.5 million, a $19.2 million or 33.0% increase compared to $58.3 million for the year ended December 31, 2004. Interest income on investments for the year ended December 31, 2005 was $52.3 million, a $13.8 million increase or 35.7% increase over 2004. The reason for the increase in total loan interest income and total investment income was primarily volume driven. The average balances of loans receivable increased $323.3 million or 33.4% to $1.3 billion for the year ended December 31, 2005 compared to $967.8 million for the year ended December 31, 2004. The average balances of investment securities increased $255.8 million or 26.6% to $1.2 billion at December 31, 2005 compared to $961.1 million for the year ended December 31, 2004. Increases in the loan and investments categories were aided by the NEPF acquisition and internal growth in the commercial real estate and commercial non-real estate categories.

Total interest income for the year ended December 31, 2004, increased $38.2 million or 64.7% over the year ended December 31, 2003. The major factors in the increases in interest income in 2004 compared to 2003 were the increased average balances of interest-earning assets due to the acquisition of First Colonial on October 31, 2003 and the use of the net proceeds from KNBT's initial public offering completed on October 31, 2003.

Interest Expense

KNBT’s total interest expense for the year ended December 31, 2005 was $58.6 million, an increase of $25.2 million or 75.3%, compared to $33.4 million for the year ended December 31, 2004. Interest expense on deposits totaled $28.6 million for the year ended December 31, 2005, an increase of $10.4 million or 57.4%, compared to $18.2 million for the year ended December 31, 2004. Interest on FHLB advances and subordinated debt increased by an aggregate of $13.3 million or 88.5% to $28.4 million for the year ended December 31, 2005 compared to $15.1 million for the year ended December 31, 2004. The reason for the increase in interest expense on deposits in 2005 compared to 2004 was both rate and volume driven. The Federal Reserve’s increases in short-term rates throughout 2005 increased market rates generally and resulted in KNBT increasing the average rates paid on deposits by 43 basis points to 1.97%. Average balances for interest-bearing deposits increased $266.6 million or 22.5% to $1.5 billion at December 31, 2005 compared to $1.2 billion at December 31, 2004. The primary reason for the increase in interest expense on FHLB advances and subordinated debt in 2005 compared to 2004 was the assumption of FHLB advances and Trust Preferred securities from NEPF.

Total interest expense was $33.4 million for 2004, a $12.4 million or 58.8% increase compared to $21.1 million in total interest expense for 2003. The increase in interest expense in 2004 compared to 2003 was primarily due to an increase in the average balance of interest-bearing liabilities due to the acquisition of First Colonial on October 31, 2003, and an increase in FHLB advances which were used to fund the increase in the investment portfolio.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earnings assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table includes information adjusted to a tax equivalent yield basis for KNBT’s tax-exempt investment securities. The presentation on a tax-equivalent basis may be considered to include non-GAAP information. Management believes that it is a common industry practice in the banking industry to present such information on a fully tax equivalent basis and that such information is useful to investors in making peer comparisons. The tax-exempt adjustments and comparable GAAP information also is included in the table.

	For the Year Ended December 31,
	2005			2004			2003
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(in thousands)
Interest-earning assets
Interest-bearing balances with banks	$76,309	$2,387	3.13%	$31,209	$498	1.60%	$106,395	$1,028	0.97%
Investment securities
Taxable (1)	1,124,309	48,192	4.29%	851,624	33,757	3.96%	345,048	13,334	3.86%
Non-taxable (2)	92,615	6,167	6.66%	109,515	7,188	6.56%	62,508	4,358	6.97%
Loans receivable (2) (3)	1,291,123	77,847	6.03%	967,799	58,338	6.03%	622,525	41,833	6.72%
Allowance for loan losses	(13,784)			(9,240)			(3,447)
Net loans	1,277,339	77,847	6.09%	958,559	58,338	6.09%	619,078	41,833	6.76%
Total interest-earning assets	2,570,572	134,593	5.24%	1,950,907	99,781	5.11%	1,133,029	60,553	5.34%
Non-interest-earning assets	294,875	-		213,763	-		121,964	-
Total assets, interest income	$2,865,447	134,593		$2,164,670	99,781		$1,254,993	60,553
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Demand deposits	$211,556	$622	0.29%	$174,698	$273	0.16%	$102,506	$298	0.29%
Money market deposits	301,727	6,133	2.03%	249,065	2,477	0.99%	203,978	2,212	1.08%
Savings deposits	255,810	1,112	0.43%	221,027	1,063	0.48%	182,548	1,315	0.72%
Certificates of deposit	681,827	20,756	3.04%	539,505	14,372	2.66%	409,003	12,168	2.98%
Total interest-bearing deposits	1,450,920	28,623	1.97%	1,184,295	18,185	1.54%	898,035	15,993	1.78%

Securities sold under agreements
to repurchase	51,011	1,551	3.04%	22,579	170	0.75%	11,931	131	1.10%
FHLB advances	755,448	26,643	3.53%	425,167	14,316	3.37%	114,520	4,822	4.21%
Other debt	30,116	1,802	5.98%	15,464	775	5.01%	2,507	115	4.59%
Total interest-bearing liabilities	2,287,495	58,619	2.56%	1,647,505	33,446	2.03%	1,026,993	21,061	2.05%

Non-interest-bearing liabilities
Non-interest-bearing deposits	161,032	-	-	119,133	-	-	53,559	-	-
Other liabilities	28,764	-	-	12,376	-	-	13,832	-	-
Total liabilities	2,477,291	58,619		1,779,014	33,446		1,094,384	21,061
Shareholders' equity	388,156	-	-	385,656	-	-	160,609	-	-
Total liabilities and shareholders'
equity, interest expense	$2,865,447	58,619		$2,164,670	33,446		$1,254,993	21,061

Net interest income on tax equivalent basis (2)		75,974			66,335			39,492
Net interest spread on
tax-equivalent basis (4)			2.67%			3.08%			3.29%
Net interest margin
tax-equivalent basis (5)			2.96%			3.40%			3.49%
Tax-exempt adjustment		(2,443)	(0.10%)		(2,490)	(0.13%)		(1,490)	(0.14%)

Net interest income and margin (5)		$73,531	2.86%		$63,845	3.27%		$38,002	3.35%
Average interest-earning assets
to average interest-bearing liabilities			112.37%			118.42%			110.32%

(1)	Includes Federal Home Loan Bank stock.
(2)
The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $2.4 million, $2.5 million, and $1.5 million for the years 2005, 2004, and 2003, respectively. The effective tax rate used for the taxable equivalent adjustment was 34%.

(3)
Loan fees of ($121,000), $678,000, and $1.5 million for the years 2005, 2004, and 2003, respectively, are included in interest income. Average loan balances include non-accruing loans of $6.8 million, $4.5 million, and $1.7 million and average loans held-for-sale of $1.2 million, $1.4 million, and $3.1 million for the years of 2005, 2004, and 2003, respectively.

(4)
Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax equivalent basis, and the rate paid on interest-bearing liabilities. On a GAAP basis, the Company's net interest spread was 2.57%, 2.95% and 3.15% at December 31, 2005, 2004 and 2003, respectively.

(5)	Net interest margin is computed on a GAAP basis by dividing net interest income by average interest-earning assets.

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

	2005 Compared to 2004			2004 Compared to 2003
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(in thousands)
Interest Income:
Interest bearing deposits with banks	$1,169	$720	$1,889	$196	$(726)	$(530)
Investment securities	2,517	10,897	13,414	(779)	24,032	23,253
Loans receivable, net	19	19,490	19,509	(6,697)	23,202	16,505
Total interest-earning assets	3,705	31,107	34,812	(7,280)	46,508	39,228

Interest Expense:
Savings deposits	(118)	167	49	(529)	277	(252)
Demand deposits	291	58	349	(235)	210	(25)
Money market deposits	3,132	524	3,656	(224)	489	265
Certificates of deposit	2,593	3,791	6,384	(1,678)	3,882	2,204
Total interest-bearing deposits	5,898	4,540	10,438	(2,666)	4,858	2,192

Securities sold under agreements
to repurchase	1,167	214	1,381	(78)	117	39
FHLB advances and other borrowings	1,206	11,121	12,327	(3,587)	13,081	9,494
Other debt	293	734	1,027	66	594	660
Total interest-bearing liabilities	8,564	16,609	25,173	(6,265)	18,650	12,385

Increase (decrease) in net
interest income	$(4,859)	$14,498	$9,639	$(1,015)	$27,858	$26,843

Provision for Loan Losses

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

For the year ended December 31, 2005, KNBT made a provision for loan losses of $2.8 million, compared to $4.3 million for the year ended December 31, 2004. KNBT believes that it has made provisions to its allowance for loan losses in amounts that are consistent with the reasonably estimable losses existing in its loan portfolio. The allowance for loan loss to total loans increased to 1.08% at December 31, 2005 compared to 1.03% and 0.89% at December 31, 2004 and 2003, respectively. KNBT has made provisions in order to maintain the allowance for loan losses at a level, that to the best of its knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at this time. During the twelve months ended December 31, 2005, charge-offs were primarily related to consumer loans. Non-performing loans totaled $9.0 million and $5.1 million at December 31, 2005 and December 31, 2004, respectively. At December 31 2005, KNBT’s allowance for loan losses equaled 177.3% of non-performing loans compared to 206.9% at December 31, 2004.

During the year ended December 31, 2004, KNBT increased the provision for loan loss to $4.3 million, a $1.3 million or 46.0% increase compared to a provision of $3.0 million for twelve months ending December 31, 2003. A primary factor in the increased provision over the comparable 2003 period was the acquisition of $271.2 million of net loans from the First Colonial acquisition of which commercial loans totaled $61.5 million. Commercial loans and commercial real estate loans are deemed to have higher levels of known and inherent losses than one to four-family residential loans due to, among other things, the nature of the collateral and the dependency on economic conditions for successful completion or operation of the project. Net charge-offs were $ 2.6 million, $1.8 million, and $1.5 million in 2005, 2004, and 2003, respectively. For more information see “Business - Lending Activities - Non-Performing Assets” in Item 1.

Non-Interest Income

Non-interest income increased $11.0 million or 71.2% to $26.4 million for the twelve months ended December 31, 2005 compared to $15.4 million for the twelve months ended December 31, 2004. The increase from 2005 to 2004 was primarily the result of a an increase of $519,000 or 33.6% in trust revenue, an increase of $1.9 million or 285.9% in brokerage services revenue, revenues of $4.1 million from the Caruso acquisition and $1.8 in insurance service revenue from Higgins Insurance Associates acquired as part of the NEPF acquisition. Also, there was an increase in deposit service charges of $962,000, or 21.5% partially due to the increase in deposit accounts acquired from NEPF. For the same period, increased investment securities gains of $374,000 helped offset a $84,000 decrease on sales of residential mortgages, a $298,000 decrease in the gain on the sale of credit card loans, a $268,000 decrease in the sale of assets and a decrease of $78,000 in gains on sale of other real estate owned.

Non-interest income increased in 2004 by $6.4 million or 70.6% to $15.4 million from $9.0 million in 2003. The increase in 2004 compared to 2003 was the result of an increase of trust revenues from the Company’s Trust Services Department, acquired from First Colonial, of $1.3 million or 453.8%, a increase in the cash surrender value of Bank Owned Life Insurance (“BOLI”), an increase in deposit service charges due to the addition of accounts from the acquisition of First Colonial. Non-interest income also increased as a result of an increase in net gain on sales from investment securities, an increase from sale of residential mortgage loans, and gains on sale of KNBT’s credit card portfolio and operations center.

Non-Interest Expense

Non-interest expense increased $14.5 million, or 27.5%, to $67.2 million for the twelve months ended December 31, 2005 compared to $52.7 million for the twelve months ended December 31, 2004. The major factors in the increase were higher compensation and benefit costs, higher occupancy and equipment expenses, increased advertising expenses and increased telecommunications costs. Compensation and benefit expenses increased $8.1 million or 27.5% in 2005 compared to 2004 as a result of the addition of 7 employees from the April 2005 acquisition of Caruso and approximately 180 employees from the May 2005 NEPF acquisition. Net occupancy and equipment costs increased $2.2 million or 26.2% in 2005 compared to 2004 due to the addition of 16 full service branches acquired in the NEPF acquisition, as well as an administrative office building and two other properties housing banking units in Hazleton, Pennsylvania. In addition, advertising expenses increased $353,000 or 34.8% and telecommunications costs increased $322,000 or 33.0%. Increased marketing costs to establish a market identity in the NEPF franchise was the primary reason for the increase in advertising costs while the increased costs of integrating the NEPF franchise with the KNBT network was the primary cause for the telecommunications cost increase. Amortization of intangible assets increased $882,000 or 40.3% due to the addition of the core deposit intangible from the NEPF acquisition and also the customer list intangible asset from the Caruso acquisition.

Non-interest expense decreased to $52.7 million in 2004 from $55.1 million in 2003, a $2.4 million or 4.4% decrease. Non-interest expense for 2003 reflected a $16.1 million contribution to the KNBT Charitable Foundation in connection with the Bank’s conversion from mutual to stock form as well as $5.7 million of merger expenses relating to the fourth quarter acquisition of First Colonial.

Income Tax Expense (Benefit)

KNBT recorded a $9.2 million income tax provision for the year ended December 31, 2005 compared to an income tax provision of $4.7 million for the year ended December 31, 2004. In 2003, KNBT recorded a tax benefit of $5.3 million. Included in the twelve month provision at December 31, 2005, is a $1.1 million charge to create a valuation allowance related to the impairment of a $5.2 million deferred tax asset recorded when KNBT made a $16.1 million contribution to Keystone Nazareth Charitable Foundation, established in connection with the conversion of the Bank in 2003. As a result of the recently completed acquisitions of NEPF and Caruso, KNBT acquired a net operating loss carryover from NEPF of approximately $20.0 million and recorded $20.5 million of tax-deductible goodwill in connection with the acquisition of Caruso.

KNBT’s effective Federal tax rate was 30.5% for the year ended December 31, 2005 compared to 21.0% for the year ended December 31, 2004 and a benefit of (47.8)% for the year ended December 31, 2003. The December 31, 2005 tax rate, adjusted for the valuation allowance, would have been 26.9%. The higher adjusted effective tax rate for 2005 of 26.9% was primarily the result of lower non-taxable investment securities income and higher levels of taxable income.

Market Risk

Market risk is the risk of loss from adverse changes in market prices and rates. KNBT’s market risk arises primarily from interest rate risk, which is inherent in its lending and deposit taking activities. To that end, management actively monitors and manages interest rate risk exposure. In addition to market risk, KNBT’s primary risk is credit risk on its loan portfolio. KNBT attempts to manage credit risk through its loan underwriting and oversight policies. See “Business-Lending Activities.”

The Bank operates as a community banking institution primarily in its seven county Pennsylvania market. As a result of the Bank’s location and nature of operations, KNBT is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate and other loans primarily in its seven county market area and adjacent counties and thus is subject to risks associated with those local economies. At December 31, 2005, the Bank held a concentration of one-to four-family residential real estate loans (30.6% of total loans) and consumer/installment loans (33.2% of total loans) in its loan portfolio. Loans for automobiles and other vehicles represented 36.3% of the consumer/installment loans and 12.02% of total loans at year-end 2004. The Bank’s loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as “Mortgage Loans Held-for-Sale” on the KNBT’s balance sheet and are subject to interest rate risk (see discussion on “Business-Loan Originations, Sales and Servicing”). KNBT does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps (see discussion on “Business-Investment Activities”).

Interest Rate Sensitivity

Interest rate sensitivity is a measure of the extent to which net interest income would change due to changes in the level of interest rates.

The principal objective of KNBT’s interest rate risk management function is to evaluate the interest rate risk embedded in certain balance sheet accounts, determine the level of risk appropriate, given its business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with approved guidelines. Through such management, KNBT seeks to minimize its exposure to interest rate risk. An Asset/Liability Committee (“ALCO”), consisting of key financial and service management personnel, meet on a monthly basis. The ALCO is responsible for reviewing the interest rate sensitivity of the balance sheet, formulating and overseeing the implementation of strategies regarding interest rate risk and examining the effects on net interest income and liquidity.

KNBT primarily utilizes the following strategies in its efforts to manage interest rate risk:

•
It emphasizes origination of shorter term loans, particularly construction loans, commercial loans and consumer loans. This positions its loan portfolio to increase yields in times of rising interest rates;

•
It is an active seller in the secondary market of its newly originated, agency eligible long-term fixed-rate residential mortgage loans. This helps insulate KNBT from interest rate risk associated with these fixed rate assets.

•	It leverages capital effectively through the investment and loan portfolio.

•	It emphasizes growth of core deposits.

•	It invests in securities with relatively short anticipated lives, generally three to five years.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset and liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2005, KNBT’s cumulative one-year interest rate gap, which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, as a percentage of total assets, was a negative 3.09%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect its net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

The following table sets forth the amounts of KNBT’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 2005, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family, multi-family mortgage loans and mortgage-backed securities are assumed to range from 12% to 32%. Annual rates of withdrawal or “decay rates” for money market deposit accounts, savings accounts and interest bearing checking accounts are assumed to be 38%, 8% and 8%, respectively.

	At December 31, 2005
	3 Months or Less	More than 3 Months to 6 Months	More than 6 Months to 1 Year	More than 1 Year to 3 Years	More than 3 Years to 5 Years	More than 5 Years	Total
	(in thousands)
Interest-earning assets (1):

Deposits at other institutions	$58,270	$-	$-	$-	$-	$-	$58,270
Loans receivable (2)	221,195	106,790	158,719	438,039	267,135	290,406	1,482,284
Investment securities, debt	130,060	71,541	113,437	382,011	236,257	227,442	1,160,748
Investment securities, equity						46,132	46,132
Total interest-earning
assets	$409,525	$178,331	$272,156	$820,050	$503,392	$563,980	$2,747,434
Cumulative total interest-
earning assets	$409,525	$587,856	$860,012	$1,680,062	$2,183,454	$2,747,434	$2,747,434
Interest-bearing liabilities:
Savings deposits	$-	$10,569	$10,569	$14,091	$17,615	$211,379	$264,223
Interest-bearing checking deposits	-	14,011	9,341	9,341	4,671	196,156	233,520
Money market deposits	39,589	47,507	31,671	52,786	26,393	197,947	395,893
Certificates of deposit	112,897	130,253	215,935	245,986	57,342	1,653	764,066
FHLB advances and other
borrowings	220,625	46,851	65,358	277,611	125,649	84,835	820,929
Total interest-bearing
liabilities	$373,111	$249,191	$332,874	$599,815	$231,670	$691,970	$2,478,631
Cumulative total interest-
bearing liabilities	$373,111	$622,302	$955,176	$1,554,991	$1,786,661	$2,478,631	$2,478,631
Interest-earning assets
less interest-bearing
liabilities	$36,414	$(70,860)	$(60,718)	$220,235	$271,722	$(127,990)	$268,803
Cumulative interest-rate
sensitivity gap (3)	$36,414	$(34,446)	$(95,164)	$125,071	$396,793	$268,803
Cumulative interest-rate gap as a
percentage of total assets at
December 31, 2005	1.18%	(1.12%)	(3.09%)	4.06%	12.88%	8.72%
Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at December 31, 2005	109.76%	94.46%	90.04%	108.04%	122.21%	110.84%

(1)	Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustment and contractual maturity.

(2)	For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds and deferred loan fees.
(3)	Interest-rate sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

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

KNBT’s interest rate sensitivity is monitored by management through the use of models that generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. KNBT also analyzes potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table sets forth KNBT’s NPV and NII analysis as of December 31, 2005 and reflects the changes to NPV and NII as a result of immediate and sustained changes in interest rates as indicated.

	Net Portfolio Value		Projected
	at December 31, 2005		Net Interest Income for 2006
		% Change		% Change
		from		from
Rate Scenario	Amount	Base Case	Amount	Base Case
	(in thousands)
+ 300 basis point rate shock	$446,849	-18.7%	$77,077	2.5%
+ 200 basis point rate shock	480,502	-12.6%	76,688	1.9%
+ 100 basis point rate shock	515,387	-6.2%	76,068	1.1%
Static - base case	549,488	-	75,223	-
- 100 basis point rate shock	576,106	4.8%	74,272	-1.3%
- 200 basis point rate shock	629,737	14.6%	72,119	-4.1%
- 300 basis point rate shock	431,759	-21.4%	62,557	-16.8%

Liquidity

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

KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses and to pay dividends to its shareholders. In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB borrowings in recent years especially in 2004, as a cost efficient alternative to deposits as a source of funds. The average balance of FHLB borrowings was $755.4 million, $425.2 million, and $114.5 million for the years ended December 31, 2005, 2004, and 2003, respectively. To date, KNBT borrowings have consisted primarily of advances from the FHLB of Pittsburgh.

Contractual Obligations, Commitments, Contingent Liabilities and Off-Balance-Sheet Obligations

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

KNBT anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

KNBT’s contractual cash obligations as of December 31, 2005 are as follows:

		Payments Due by Period:
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(in thousands)
Time deposits	$764	$459	$246	$57	$2
Federal Home Loan Bank debt	702,022	179,455	296,666	136,530	89,371
Subordinated debt	38,872	-	-	-	38,872
Operating leases	11,984	1,485	2,238	1,631	6,630
Severance agreements	345	345	-	-	-
Deferred directors' fees and
officer compensation	3,648	41	91	82	3,434

Total obligations	$757,635	$181,785	$299,241	$138,300	$138,309

KNBT is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheet. KNBT’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. KNBT uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

KNBT’s contingent liabilities and commitments as of December 31, 2005 are as follows:

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(in thousands)

Lines of credit	$246,244	$118,419	$36,003	$40,732	$51,090
Standby letters of credit	31,379	19,516	11,863	-	-
Contingent payments for acquisition	8,000	2,666	2,667	2,667	-
Other commitments to make loans	96,448	1,475	3,241	33,493	58,239

Total	$382,071	$142,076	$53,774	$76,892	$109,329

Impact of Inflation and Changing Prices. The financial statements, accompanying notes, and related financial data of KNBT presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of operations. Most of KNBT’s assets and liabilities are monetary in nature; therefore, the impact of interest rates has a greater impact on its performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Leverage Transactions. Several leverage transactions were completed during the year. KNBT used capital and FHLB borrowings to purchase investments. Leverage strategies generally increase the company’s interest rate risk exposure and leverage transactions are carefully monitored and measured as part of active balance sheet management.

Regulatory Capital Requirements. KNBT and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on KNBT’s financial statements.

New Accounting Pronouncements

In October 2003, the AICPA issued SOP 03-3, Accounting for Loans or Certain Debt Securities Acquired in a Transfer. SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that KNBT will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. Management has applied the standards of SOP 03-3 to loans acquired from the NEPF acquisition. An analysis of NEPF’s loan portfolio and of its allowance for loan loss concluded that loans acquired from NEPF which fell under SOP 03-3 was $1.3 million at December 31, 2005.

On December 16, 2004, FASB issued Statement No. 123 (revised 2004), Share-Based Payment “Statement 123(R)” replaces FASB Statement No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123(R) establishes standards for which an entity exchanges its equity instruments for good or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments.

Under Statement 123(R), all forms of share-based payments to employees, including stock options, would be treated the same as other forms of compensation by recognizing the related cost in the income statement. The expense of the award requires the entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award (“vesting period”). Fair value of that award will be re-measured subsequently at each reporting date through the settlement date. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments.

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

Statement 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. This Statement applies to all awards granted after the required effective date including existing awards not vested, modified, repurchased, or canceled after that date. KNBT anticipates adopting the modified prospective application method as of the required effective date. KNBT estimates that the adoption of SFAS No. 123(R) will result in a pre-tax charge to expense of approximately $950,000 in 2006.

In May 2005, the FASB Issued Statement of Financial Accounting Standards No. 154
("SFAS 154"), "Accounting Changes and Error Corrections,” replacing APB Opinion No. 20 and FASB Statement No.3, which changes the treatment and reporting requirements for both accounting errors and changes of accounting principles, and provides guidance on determining the treatment of the retrospective application of a change. This Statement applies to all voluntary changes in accounting principles. At this time management believes this statement will have no impact on the reporting of our operations or financial condition.

In June 2005, the FASB approved the issuance of proposed FASB Staff Position (FSP) EITF 03-1-a, “Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1,” as final without providing additional guidance on the meaning of other-than-temporary impairment. The final FSP was retitled FSP FAS 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and superseded EITF 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” and EITF Topic D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.” The final FSP will replace the guidance in paragraphs 10-18 of EITF Issue 03-1 (which had been deferred by FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’”) with references to existing other-than-temporary impairment guidance, such as FAS 115,“Accounting for Certain Investments in Debt and Equity Securities,” Staff Accounting Bulletin 59, “Accounting for Noncurrent Marketable Equity Securities,” and APB Opinion 18,“The Equity Method of Accounting for Investments in Common Stock.” FSP FAS 115-1 codifies the guidance set forth in EITF Topic D-44 and clarifies that an investor should recognize an impairment loss no later than when the impairment is considered other than temporary, even if a decision to sell has not been made. FSP FAS 115-1 effective for other-than-temporary impairment analysis conducted in periods beginning after December 15, 2005. The Company determined that the adoption of FSP FAS 115-1 will have no material impact on its financial statements.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risks

Information with respect to quantitative and qualitative disclosure is contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
KNBT Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of KNBT Bancorp, Inc., (a Pennsylvania Corporation) and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of KNBT Bancorp, Inc. as of December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for the each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of KNBT Bancorp, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of internal controls over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 7, 2006

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	At December 31,
	2005	2004
	(in thousands)
ASSETS
Cash and due from banks	$47,989	$30,218
Interest-bearing deposits with banks	58,270	56,002
Cash and cash equivalents	106,259	86,220
Investment securities available-for-sale	1,119,273	1,057,109
Investment securities held to maturity
(Fair value of $47,074 and $57,034 for 2005 and 2004, respectively)	47,368	56,586
Federal Home Loan Bank of Pittsburgh stock	40,239	36,456
Mortgage loans held-for-sale	556	718
Loans	1,481,728	1,013,202
Less: Allowance for loan losses	(15,964)	(10,461)
Net loans	1,465,764	1,002,741
Bank owned life insurance	75,087	60,501
Premises and equipment, net	47,104	40,790
Accrued interest receivable	11,252	9,509
Goodwill	101,496	36,876
Other intangible assets, net	30,840	16,379
Other assets	36,572	15,313
TOTAL ASSETS	$3,081,810	$2,419,198

LIABILITIES
Non-interest-bearing deposits	$194,549	$128,498
Interest-bearing deposits	1,657,702	1,194,555
Total deposits	1,852,251	1,323,053
Securities sold under agreements to repurchase	76,932	22,643
Advances from the Federal Home Loan Bank	705,125	660,674
Subordinated debt	38,872	15,464
Accrued interest payable	9,659	5,811
Other liabilities	22,419	14,199
TOTAL LIABILITIES	2,705,258	2,041,844

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share
Authorized: 20,000,000 shares, none issued	-	-
Common stock, par value $0.01 a share	330	297
Authorized: 100,000,000 shares
Issued:
33,925,529 shares at December 31, 2005
30,656,840 shares at December 31, 2004
Additional paid-in capital	342,144	296,403
Retained earnings	127,471	113,748
Treasury stock, at cost; 3,861,000 and 650,000 shares at
December 31, 2005 and December 31, 2004, respectively	(61,999)	(11,179)
Unallocated common stock held
by Employee Stock Ownership Plan	(14,366)	(15,176)
Unearned common stock held
by Management Recognition and Retention Plan	(7,130)	(9,107)
Accumulated other comprehensive (loss) income, net	(9,898)	2,368
TOTAL SHAREHOLDERS' EQUITY	376,552	377,354

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,081,810	$2,419,198

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2005	2004	2003
	(in thousands, except per share data)
INTEREST INCOME
Loans, including fees	$77,501	$58,292	$41,823
Investment securities	52,262	38,501	16,212
Other interest	2,387	498	1,028
Total interest income	132,150	97,291	59,063

INTEREST EXPENSE
Deposits	28,623	18,185	15,993
Securities sold under agreements to repurchase	1,551	170	131
Advances from the FHLB and other borrowings	26,643	14,316	4,822
Subordinated debt	1,802	775	115
Total interest expense	58,619	33,446	21,061

NET INTEREST INCOME	73,531	63,845	38,002
Provision for loan losses	2,780	4,308	2,951
Net interest income after provision
for loan losses	70,751	59,537	35,051

NON-INTEREST INCOME
Trust revenue	2,064	1,545	279
Brokerage services revenue	2,597	673	465
Benefit services revenue	4,088	-	-
Insurance services revenue	1,753	-	-
Deposit service charges	5,439	4,477	4,042
Lending fees	1,077	526	502
Check card/ATM card fees	2,770	2,123	1,466
Bank owned life insurance	2,937	2,652	1,515
Net gains (losses) on sale of investment securities	770	396	(249)
Net gains on sale of residential mortgage loans	690	774	246
Net gains on sale of credit card loans	-	298	-
Net (losses) gains on sale of assets	(77)	191	-
Net gains on sale of other real estate owned	12	90	-
Other non-interest operating income	2,306	1,689	782
Total non-interest income	26,426	15,434	9,048

NON-INTEREST EXPENSES
Compensation and employee benefits	37,583	29,478	18,633
Net occupancy and equipment expense	10,519	8,335	4,599
Professional fees	2,688	2,279	1,083
Advertising	1,366	1,013	350
Data processing	2,207	1,782	2,124
Telecommunication	1,297	975	543
Office supplies and postage	2,058	1,797	1,183
Amortization of mortgage servicing rights	422	415	1,068
Contribution to charitable foundation	-	-	16,161
Amortization of intangible assets	3,069	2,187	394
Other operating expenses	5,986	4,438	8,981
Total non-interest expenses	67,195	52,699	55,119

Income before income taxes	29,982	22,272	(11,020)
Income taxes	9,156	4,666	(5,264)
NET INCOME (LOSS)	$20,826	$17,606	$(5,756)

PER SHARE DATA
Net income - basic	$0.72	$0.61	N/M
Net income - diluted	$0.71	$0.60	N/M
Cash dividends paid per common share	$0.24	$0.15	N/M

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

								Accumulated
	Common	Treasury	Common	Add'l		Unallocated	Unearned	Other
	Stock	Stock	Stock	Paid In	Retained	ESOP	MRRP	Comprehensive	Treasury
	Shares	Shares	Value	Capital	Earnings	Shares	Shares	Income (Loss)	Stock	Total
	(in thousands except share data)

Balance at December 31, 2002	-	-	$-	$-	$106,326	$-	$-	$4,723	$-	$111,049

Comprehensive income
Net loss					(5,756)					(5,756)
Other comprehensive income
net of taxes and
reclassification adjustments								1,592		1,592
Total comprehensive loss										(4,164)
Proceeds from sale
of common stock, net	20,201,188		202	196,059						196,261
Shares issued with First Colonial merger	8,545,855		85	85,374						85,459
Issuance of common stock
to Charitable Foundation	1,616,095		16	16,145						16,161
Purchase of shares for ESOP	(949,845)		(9)			(16,152)				(16,161)
Unallocated ESOP shares
committed to employees	9,723			(1)		165				164
Shares issued upon
exercise of stock options	56,259		1	310						311
Balance at December 31, 2003	29,479,275	-	295	297,887	100,570	(15,987)	-	6,315	-	389,080

Comprehensive income
Net income					17,606					17,606
Other comprehensive income
net of taxes and
reclassification adjustments								(3,947)		(3,947)
Total comprehensive income										13,659
Cash dividends paid					(4,428)					(4,428)
Purchase of stock for
Management Recognition
and Retention Plan (MRRP)				(13,281)						(13,281)
Unallocated ESOP shares
committed to employees	47,601			(16)		811				795
Shares issued upon
exercise of stock options	237,443		2	1,286						1,288
Repurchase of
common stock (650,000 shares)		(650,000)							(11,179)	(11,179)
Establishment of MRRP				10,527			(10,527)			-
Amortization of compensation
related to MRRP							1,420			1,420
Balance at December 31, 2004	29,764,319	(650,000)	297	296,403	113,748	(15,176)	(9,107)	2,368	(11,179)	377,354

Comprehensive income (loss)
Net income					20,826					20,826
Other comprehensive loss
net of taxes and
reclassification adjustments								(12,266)		(12,266)
Total comprehensive Income										8,560
Cash dividends paid					(7,103)					(7,103)
Unallocated ESOP shares
committed to employees	47,601			(85)		810				725
Shares issued upon
exercise of stock options	41,958		1	222						223
Acquisition of Northeast
Pennsylvania Financial Corp	3,226,731		32	45,432						45,464
Purchase of treasury stock		(3,211,000)							(50,820)	(50,820)
Amortization of
compensation of
advisory directors options				21						21
Establishment of MRRP				151			(151)			-
Amortization of compensation
related to MRRP							2,128			2,128
Balance at December 31, 2005	33,080,609	(3,861,000)	$330	$342,144	$127,471	$(14,366)	$(7,130)	$(9,898)	$(61,999)	$376,552

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the year ended December 31,
	2005	2004	2003
	(in thousands)
OPERATING ACTIVITIES:
Net income	$20,826	$17,606	$(5,756)
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,780	4,308	2,951
Depreciation and amortization	8,408	6,359	3,180
Compensation expense stock option plan	21	16	-
Management Recognition and Retention Plan expense	2,128	1,404	-
ESOP expense	725	795	164
Amortization and accretion of securities premiums and discounts, net	1,070	2,521	3,630
(Gain) Loss on sale of other real estate owned	(12)	(90)	31
Net (Gain) Loss on sales of investment securities	(770)	(396)	249
Gain on sale of credit card portfolio	-	(298)	-
(Gain) Loss on sale of other assets	77	(191)	-
Gain on sale of mortgage loans	(690)	(774)	(246)
Mortgage loans originated for sale	(56,482)	(63,193)	(29,043)
Mortgage loan sales	57,334	67,926	50,286
Contribution to charitable foundation	-	-	16,161
Changes in assets and liabilities:
Increase in Bank Owned Life Insurance	(2,937)	(2,652)	(1,515)
Decrease (Increase) in accrued interest receivable	1,131	(1,864)	283
Decrease (Increase) in other assets	2,332	2,035	(6,013)
Increase (Decrease) in other liabilities and accrued interest payable	1,706	(865)	5,760
Net cash provided by operating activities	37,647	32,647	40,122

INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available-for-sale	209,234	172,937	264,030
Proceeds from calls and maturities of securities held-to maturity	10,153	3,242	-
Proceeds from sales of securities available-for-sale	98,806	11,478	28,540
Purchase of securities available-for-sale	(92,201)	(516,223)	(462,963)
Purchase of securities held to maturity	(765)	(59,751)	-
Purchase of Federal Home Loan Bank of Pittsburgh stock	(786)	(26,883)	(3,531)
Redemption of Federal Home Loan Bank of Pittsburgh stock	9,053	1,970	-
Proceeds from the sale of credit card loans	-	1,831	0
Purchase of bank owned life insurance	-	-	(30,000)
Net (Increase) in loans	(91,765)	(124,883)	(62,542)
Cash paid for acquisitions	(65,452)	-	-
Cash and cash equivalents obtained through acquisitions	54,696	-	45,616
Purchase of premises and equipment	(6,546)	(8,680)	(13,138)
Proceeds from the sale of other assets	2,426	1,537	-
Proceeds from the sale of other real estate owned	460	364	556
Net cash provided by (used in) investing activities	127,313	(543,061)	(233,432)

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	79,724	33,643	5,499
Net increase (decrease) in repurchase agreements	14,072	(1,907)	(2,113)
Proceeds from long -term debt	98,500	526,827	92,300
Payments on long -term debt	(279,517)	(73,306)	(30,103)
Purchase of ESOP shares	-	-	(16,161)
Purchase of treasury stock	(50,820)	(11,179)	-
Proceeds from the issuance of common stock	-	-	196,261
Proceeds from the exercise of stock options	223	1,288	311
Purchase of Stock for the Management Recognition and Retention Plan	-	(13,281)	-
Cash dividends paid	(7,103)	(4,428)	-
Net cash provided by (used in) financing activities	(144,921)	457,657	245,994
Increase (Decrease) in cash and cash equivalents	20,039	(52,757)	52,684
Cash and cash equivalents January 1,	86,220	138,977	86,293
Cash and cash equivalents December 31,	$106,259	$86,220	$138,977

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$5,517	$3,300	$3,075
Interest on deposits, advances and other borrowed money	$54,771	$30,853	$14,882
Supplemental disclosure of non-cash activities
Mortgage loan securitization	$-	$-	$47,251
Reclassification of loans receivable to other real estate owned	$1,870	$191	$473

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - ORGANIZATION

KNBT Bancorp, Inc. (“KNBT” or the “Company”) is a Pennsylvania corporation headquartered in Bethlehem, Pennsylvania. The Company is a registered bank holding company for Keystone Nazareth Bank & Trust Company (the “Bank”), a Pennsylvania-chartered savings bank that is the stock-form successor to Keystone Savings Bank upon the mutual-to-stock conversion completed in October 2003.

On April 1, 2005, KNBT completed its acquisition of Caruso Benefits Group (“Caruso”). Since the date of acquisition on April 1, 2005, Caruso has been operating as a wholly owned subsidiary of the Bank. Caruso’s results of operations are included in KNBT’s results beginning April 1, 2005. Caruso specializes in benefits management with an emphasis on group medical, life and disability insurance.

On May 19, 2005 KNBT completed its acquisition of NEPF, a $784.9 million thrift holding company headquartered in Hazleton, Pennsylvania. The aggregate purchase price was approximately $90.9 million in cash and 3.2 million shares of KNBT common stock. KNBT's results of operations include NEPF’s results from the date of acquisition through December 31, 2005.

Abstractors Inc., and Higgins Insurance Associates, Inc. (“Higgins”) were acquired as part of the NEPF acquisition. Abstractors Inc. provides real estate title and settlement services while Higgins provides commercial, property and casualty, and employee benefit lines of insurance to individuals and businesses.

At December 31, 2005, the Bank operated 58 banking offices in Pennsylvania, with 20 located in Northampton County, 15 in Lehigh County, 8 in Luzerne County, 6 in Monroe County, 4 in Schuylkill County, 3 in Carbon County, and 2 in Columbia County. The Bank’s office network includes 16 full service in-store supermarket branch offices.

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

KNBT Securities is subject to regulations by the Securities and Exchange Commission (“SEC”), various state securities regulators and the National Association of Securities Dealers, Inc. (“NASD”). KNBT’s insurance related subsidiaries are subject to regulation by the Pennsylvania Insurance Department.

NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Basis of Financial Statement Presentation

The accounting and reporting policies of KNBT conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the parent company, KNBT and its wholly owned subsidiaries, the Bank, KNBT Inv. I, KNBT Inv. II, the Bank’s wholly owned subsidiaries KLVI, Inc., KLV, Inc., Traditions Settlement Services, Abstractors, Inc., Caruso Benefits Group, Higgins Insurance Associates, and KNBT Securities.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balances sheet and reported amounts of revenues and expenses during the reporting period. Therefore, actual results could differ significantly from those estimates.

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

3. Investment Securities

KNBT accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities as amended by SFAS No. 115-1,” The Meaning of Other than Temporary Impairment and its Application to Certain Investments.” This standard requires, among other things, that debt and equity securities, classified as held-to-maturity, are accounted for at cost, adjusted for amortization of premiums and accretion of discount, using the constant yield method, based on KNBT’s intent and ability to hold the securities until maturity. All other securities are included in the available-for-sale category and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a component of shareholders’ equity. At the time of purchase, KNBT makes a determination as to whether or not it will hold the securities to maturity, based on an evaluation of the probability of future events. Securities that KNBT believes may be involved in interest rate risk, liquidity or other asset/liability management decisions, which might reasonably result in such securities not being held to maturity, are classified as available for sale. If securities are sold, a gain or loss is determined by specific identification and reflected in the operating results in the period the trade occurs.

Securities deemed to be other-than-temporarily impaired are permanently written down from their original cost basis to reflect the adjusted fair value subsequent to a measurement for impairment. The impairment is deemed permanent if there are serious credit concerns regarding a particular debt issuer, or severe fluctuation in interest rates. The permanent adjustment is charged to current earnings in the period of measurement.

KNBT follows SFAS No. 133 as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. KNBT did not have any derivative instruments within the investment portfolio at December 31, 2005 and 2004.

KNBT adopted SFAS No. 115-1 as of December 31, 2004. SFAS No. 115-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures required under SFAS No. 115-1 are included.

4.  Mortgage Loans Held-for-Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or estimated fair value. Gains and losses on sales of loans are also accounted for in accordance with SFAS No. 134, “Accounting for Mortgage Securities Retained after the Securitizations of Mortgage Loans Held-for-Sale by a Mortgage Banking Enterprise.” This statement requires that an entity engaged in mortgage banking activities classify the retained mortgage-backed security or other interest, which resulted from the securitization of a mortgage loan held-for-sale, based upon its ability and intent to sell or hold these investments.

KNBT follows SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” which revised the standards for accounting for the securitizations and other transfers of financial assets and collateral. Transfers of financial assets for which KNBT has surrendered control of the financial assets are accounted for as sales to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Retained interest in a sale or securitization of financial assets are measured at the date of transfer by allocating the previous carrying amount between the assets transferred and based on the relative estimated fair values. The fair values of retained debt securities are generally determined through reference to independent pricing information. The fair values of retained servicing rights and any other retained interests are determined based on the present value of expected future cash flows associated with those interests and by reference to market prices for similar assets.

KNBT adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” on July 1, 2003. Implementation issue C13, “When a Loan Commitment Is Included in the Scope of Statement 133” is included in SFAS No. 149. SFAS No. 149 amends SFAS No. 133 to add a scope exception for borrowers (all commitments) and lenders (all commitments except those relating to mortgage loans that will be held-for-sale). Statement 149 also amends paragraph SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held-for-sale as derivatives. KNBT periodically enters into loan commitments with its customers, with respect to loans which it intends to sell in the future. KNBT’s commitments to extend credit for loans intended for resale were not material at December 31, 2005.

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

The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the allowance at December 31, 2005, was adequate to absorb future loan losses that are foreseeable and reasonably estimable. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review KNBT’s allowance for losses on loans. Such agencies may require KNBT to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

KNBT accounts for its impaired loans in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, “Accounting by Creditors of a Loan - Income Recognition and Disclosures.” This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, observable market price, or the fair value of the collateral if the loan is collateral dependent.

FASB Interpretation FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires certain disclosures regarding the nature of the guarantee, the maximum potential amount of future payments that the guarantor could be required to make under the guarantee, and the current amount of the liability, if any, for the guarantor’s obligations under the guarantee. Significant guarantees that have been entered into by KNBT include standby and performance letters of credit.

In October 2003, the AICPA issued SOP 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Bank will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2004. An analysis of NEPF’s loan portfolio and allowance for loan loss was undertaken and management concluded that loans acquired from NEPF which the bank will be unable to collect all contractually required payments under SOP 03-3 equaled $1.3 million at December 31, 2005.

6. Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation, and include expenditures for new facilities, major betterments and renewals. Expenditures of maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets.

7. Other Real Estate Owned

Real estate acquired through foreclosure is classified as other real estate owned (“OREO”). OREO is carried at the lower of cost (lesser of carrying value of the loan or fair value at date of acquisition) or fair value less estimated costs to sell. Any reductions in value, at or prior to the dates the real estate is considered foreclosed, is charged to the allowance for loan losses. Any subsequent reductions in value are charged through earnings. Costs relating to the development or improvement of the property are capitalized; holding costs are charged to expense.

8. Goodwill and Intangible Assets

KNBT accounts for all purchased goodwill and intangible assets pursuant to SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill is subject to impairment testing at least annually to determine whether write-downs of the recorded balances are necessary. In this testing, KNBT employs industry practices in accordance with GAAP. KNBT tests for impairment as of September 30 each year. KNBT has tested the goodwill included on its consolidated balance sheet as of September 30, 2005 and has determined that it was not impaired as of such date. Shown below are the components of KNBT’s goodwill at December 31, 2005 and 2004.
	For Years Ended December 31,
	2005	2004
	(in thousands)

Goodwill at January 1,	$36,876	$36,345
Goodwill from Oakwood acquisition	-	531
Goodwill from Caruso Benefits Group acquisition	10,374	-
Goodwill from NEPF acquisition	54,246	-
Goodwill at December 31,	$101,496	$36,876

	December 31, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands except per share data)
Amortizing intangible assets:
Core deposit intangible	$24,118	($5,124)	$17,493	($2,551)
Customer lists	9,924	(496)	-	-
Total	$34,042	($5,620)	$17,493	($2,551)

As a result of the NEPF acquisition in May 2005, $6.6 million was recognized as a core deposit intangible and is being amortized over 10 years. Amortization expense for the core deposit intangible was $2.6 million, $2.2 million and $364,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Also, with the Caruso acquisition in April 2005, $9.9 million was assigned to customer lists and will be amortized over 15 years. Amortization expense for Caruso’s customer list was $496,000 for the year ended December 31, 2005.

9. Income Taxes

The Company files a consolidated federal tax return and a combined state tax return. The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are established for the temporary differences between the financial reporting and the tax basis of the Company’s assets and liabilities. Deferred tax assets are also recognized for available net operating loss carryforwards and charitable contributions.

A valuation allowance is recognized if, based on an analysis of available evidence, management determines that it is more likely than not that some portion or all of the deferred tax asset will not be realized. The valuation allowance is subject to ongoing adjustment based on changes in circumstances that affect management’s judgment about the realization of the deferred tax asset. Adjustments to increase or decrease the valuation allowance are charged or credited, respectively, to income tax expense.

10. Advertising

The Company expenses advertising costs as incurred.

11. Stock Based Compensation

Stock Option Plans

KNBT maintains the 2004 Stock Option Plan adopted by its stockholders at the 2004 annual meeting, as well as the stock option plans previously maintained by First Colonial and assumed as a part of the acquisition of First Colonial in October 2003. KNBT’s stock option plans are accounted for under SFAS No. 123, “Accounting for Stock-Based Compensation.” This standard contains a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, through December 31, 2005, the standard permits entities to continue accounting for employee stock options and similar instruments under the intrinsic value method of APB Opinion No. 25. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for options in accordance with APB Opinion No. 25.

The following table illustrates the effect on net income and earnings per share if KNBT had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	For the Years Ended December 31,
	2005	2004
	(in thousands, except per share data)
Net income as reported	$20,826	$17,606
Add: Stock-based employee compensation expense
included in reported net income, net
of related tax effects	24	16
Less: Stock-based compensation cost determined
under fair value method for all awards, net
of related tax effects	661	369
Pro forma, net income	$20,189	$17,253

Earnings per share (diluted)
As reported	$0.71	$0.60
Pro forma	$0.69	$0.59
Earnings per share (basic)
As reported	$0.72	$0.61
Pro forma net income	$0.69	$0.59

Management Recognition and Retention Plan (“MRRP”)

The MRRP, which is a stock-based incentive plan, provides the ability to award up to 808,047 shares of the Company’s common stock, subject to adjustment, to the Company’s directors, advisory directors, officers and employees. The terms of the grants made to date provide that the shares covered by the MRRP are earned by the participants at the rate of 20% per year. Compensation expense for this plan is being recorded over the vesting period or a 60-month period and is based on the market value of the Company’s stock as of the date the awards were made. The Company, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders’ equity.

12. Employee Benefit Plans

KNBT has certain employee benefit plans covering substantially all employees. KNBT expenses such costs as incurred. KNBT follows SFAS No. 132, as revised in December 2003, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits”. SFAS No. 132 revised employers’ disclosures about pension and other post-retirement benefit plans. It requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardized the requirements for pensions and other postretirement benefit plans to the extent possible, and illustrates combined formats for the presentation of pension plan and other post-retirement benefit plan disclosures.

In November 2003, KNBT established an Employee Stock Ownership Plan (“ESOP”) covering all eligible employees as defined by the ESOP. The ESOP is a tax-qualified plan designed to invest primarily in KNBT's common stock that provides employees with the opportunity to receive a KNBT-funded retirement benefit based primarily on the value of KNBT's common stock. KNBT accounts for its ESOP in accordance with Statement of Position (“SOP”) 93-6, "Employer's Accounting for Employee Stock Ownership Plans," issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

To purchase KNBT's common stock, the ESOP borrowed $16.1 million from KNBT to purchase 949,845 shares of KNBT common stock in the market. The ESOP loan is being repaid principally from the Bank’s contributions to the ESOP over a period of up to 30 years. Dividends declared on common stock held by the ESOP and not allocated to the account of a participant can be used to repay the loan. Compensation expense is recognized in accordance with SOP 93-6. The number of shares released annually is based upon the ratio that the current principal and interest payment bears to the current and all remaining scheduled future principal and interest payments.

All shares that have not been released for allocation to participants are held in a suspense account by the ESOP for future allocation as the loan is repaid. Unallocated common stock purchased by the ESOP is recorded as a reduction of shareholders' equity at cost.

13. Bank Owned Life Insurance (“BOLI”)

KNBT has purchased BOLI. BOLI involves the purchasing of life insurance by the corporation on a chosen group of employees. The proceeds are used to help defray employee benefit costs. KNBT is the owner and beneficiary of the policies. The Company originally invested $20.0 million in BOLI in 2001 and made additional BOLI investments of $4.0 million in 2002 and $30.0 million in 2003. In 2005, $10 million in BOLI was added through the NEPF acquisition. BOLI is recorded on the consolidated balance sheets at its cash surrender value and changes in the cash surrender value are recorded in non-interest income. BOLI income is tax-exempt.

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

15. Per Share Information

KNBT follows the provisions of SFAS No. 128, “Earnings Per Share.” Basic earnings per share exclude dilution and is computed by dividing income available to common stockholders by the weighted-average common shares outstanding during the period. Diluted earnings per share takes into account the potential dilution that could occur if securities or other contracts to issue common stock were exercised and converted into common stock. Earnings per share were not meaningful in 2003 since KNBT did not complete its initial public offering until October 31, 2003.

Basic and diluted earnings per share for the year ended December 31, 2005 and 2004 were calculated as follows:

	2005			2004
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
	(in thousands, except per share data)
Basic earnings per share
Income available to common shareholders	$ 20,826	29,052,097	$ 0.72	$ 17,606	29,060,702	$ 0.61
Effect of dilutive securities
Stock options		204,106	-		416,888	-
Management Recognition and Retention Plan		182,713	-		89,793	-
Total effect of dilutive securities		386,819	(0.01)		506,681	$ (0.01)
Diluted earnings per share			-			-
Income available to common shareholders
plus assumed exercise of options	$ 20,826	29,438,916	$ 0.71	$ 17,606	29,567,383	$ 0.60

Common stock outstanding at December 31, 2005 for the purpose of calculating basic earnings per share does not include 844,920 unallocated shares held by the ESOP. At December 31, 2005, KNBT had 1,305,124 options to purchase shares of common stock at $15.84 to $16.50 per share were outstanding. They were not included in the computation of earnings per share because the option exercise price was greater than the average market price. At December 31, 2004, unallaocated ESOP shares not included for the purpose of calculating basic earnings per shares totaled 892,521.

Unearned MRRP shares and MRRP shares not subject to grant are not considered outstanding for basic earnings per share calculations. At December 31, 2005, there were 505,600 unearned MRRP shares and 176,547 uncommitted MRRP shares. At December 31, 2004, unearned MRRP shares totaled 629,500 and uncommitted MRRP shares totaled 178,547.

16. Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires KNBT to disclose the estimated fair value of their assets and liabilities considered to be financial instruments. Financial instruments requiring disclosure consist primarily of cash and cash equivalents, investment securities, loans, deposits and borrowings.

17. Segment Information

  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for the way public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosure about products and services, geographic areas, and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and assess performance. The statement also requires that public enterprises report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It also requires that information be reported about revenues derived from the enterprises' products or services, or about the countries in which the enterprises earn revenues and hold assets, and about major customers, regardless of whether the information is used in making operating decisions.

Management has determined that KNBT has one reportable segment, "Community Banking." All of the KNBT's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of the KNBT supports the others. For example, commercial lending is dependent upon the ability of the KNBT to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of the KNBT as one operating segment or unit.

The KNBT has also identified several operating segments. These operating segments within the KNBT's operations do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include Higgins Insurance Associates, Caruso Benefits Group, KNBT Securities, and the title companies, Traditions Settlement Services and Abstractors, Inc and the Parent.

18. Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” includes net income as well as certain other items, which result in a change to equity during the period.

The income tax effects allocated to comprehensive income for the years ended December 31, 2005, 2004 and 2003 were as follows:

		Tax
	Before tax	benefit	Net of tax
	amount	(expense)	amount
	(in thousands)
Year Ended December 31, 2005
Unrealized gains on securities:
Unrealized holding gains (losses)	$(17,815)	$6,057	$(11,758)
Less reclassification adjustment for
net realized gains	(770)	(262)	(508)
Other comprehensive income (loss), net	$(18,585)	$6,319	$(12,266)

Year ended December 31, 2004
Unrealized gains on securities:
Unrealized holding gains (losses)	$(5,584)	$1,898	$(3,686)
Less reclassification adjustment for
net realized gains	(396)	(135)	(261)
Other comprehensive income (loss), net	$(5,980)	$2,033	$(3,947)

Year ended December 31, 2003
Unrealized gains on securities:
Unrealized holding gains (losses)	$2,162	$(734)	$1,428
Less reclassification adjustment for
net realized losses	249	85	164
Other comprehensive income (loss), net	$2,411	$(819)	$1,592

19. Statement of Cash Flows

KNBT considers cash, due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statement of Cash Flows.

20. Variable Interest Entities

In January 2003, FASB Interpretation FIN No. 46, “Consolidation of Variable Interest Entities”, was issued. FIN 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN 46 were required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

Management has determined that The First Colonial Statutory Trust I (“Trust I”), which was created by First Colonial and acquired by KNBT in the merger with First Colonial, qualifies as a variable interest entity under FIN 46. Trust I issued mandatorily redeemable preferred stock in July 2002 to investors and purchased subordinated debt issued by First Colonial.

As a result of the NEPF merger, KNBT acquired the NEPF Capital Trust I (“NTrust I”) and the NEPF Capital Trust II (“NTrust II”). NTrust I and NTrust II qualify as a variable interest rate entity under FIN No. 46. NTrust I issued mandatorily redeemable preferred stock in April 2002 while NTrust II issued mandatorily redeemable preferred stock in October 2002. NEPF had adopted FIN 46 and deconsolidated its capital trusts at March 31, 2004.

The Federal Reserve Board has issued guidance on the regulatory capital treatment for the trust preferred securities issued by KNBT as a result of the adoption of FIN 46(R). The final rule would retain the current maximum percentage of total capital permitted for trust preferred securities at 25%, but would enact other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements.” The rule would take effect March 31, 2007; however, a three-year transition period starting March 31, 2004 and leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier I capital after applying FIN 46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on its capital ratios.

21. Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform to the 2005 presentation.

NOTE C - CONVERSION AND ACQUISITIONS

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

On October 31, 2003, KNBT and the Bank completed mergers with First Colonial and its subsidiary Nazareth National Bank, respectively. Under the terms of the merger agreement, which was the result of arms-length negotiation, each of the shares of First Colonial common stock was exchanged for 3.7 shares of KNBT common stock for a total issuance of 8,545,855 shares of common stock. First Colonial stock options outstanding at the date of its acquisition were converted into 808,157 options to purchase KNBT common stock and were fully vested at the time of the completion of the merger. The transaction was accounted for under the purchase method of accounting. The acquisition resulted in the recording of an aggregate of approximately $45.9 million of goodwill and other intangible assets. The transaction was accounted for under the purchase method of accounting and KNBT’s results of operations include that of First Colonial from October 31, 2003 (date of acquisition) through December 31, 2003.

The following represents the unaudited pro forma financial information of KNBT as if the acquisition occurred on the first date of the periods indicated. The pro forma information should be read in conjunction with the related historical information and is not necessarily indicative of the results that would have been attained had the transaction actually taken place.

Year ended December 31,
2003
(in thousands)

Interest income	$83,713
Interest expense	33,896
Net interest income	49,817
Provision for loan losses	4,001
Non-interest income	14,761
Non-interest expense	77,911
Net (loss)	$(9,901)

Oakwood Financial Corp.

On November 11, 2004, the Bank acquired Oakwood for $650,000 in cash. Of the purchase price, $500,000 was paid to Oakwood shareholders at closing; the balance was deposited into an escrow for other potential obligations and after which time was paid to Oakwood shareholders. The Bank acquired $119,000 in assets and recorded $531,000 of goodwill. The transaction was accounted for under the purchase method of accounting. KNBT’s results of operations include the operations acquired from Oakwood since the date of acquisition on November 11, 2004.

Oakwood provides a full menu of securities brokerage, insurance and investment advisory products and services. Oakwood now operates under the name “KNBT Securities, Inc.” and is a wholly owned subsidiary of the Bank.

Caruso Benefits Group, Inc.

On April 1, 2005, the Bank completed its acquisition of Caruso. The Caruso acquisition is a strategic initiative that bolsters KNBT’s ability to support corporate and small business customers with the benefit management expertise of Caruso. Since the date of acquisition on April 1, 2005, Caruso has been operating as a wholly owned subsidiary of the Bank. Caruso’s results of operations are included in KNBT’s results beginning April 1, 2005.

Under the terms of the stock purchase agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28 million in cash of which $20 million was paid at time of closing and $8 million will be payable over a three-year period, subject to Caruso maintaining certain levels of profitability.

The acquisition resulted in the recording of approximately $10.4 million of goodwill. KNBT also recorded an identifiable intangible asset for Caruso’s customer list of $9.9 million which is being amortized on a straight-line basis over 15 years. The expense related to the amortization of the identifiable intangible asset from the Caruso acquisition totaled $496,000 for the twelve-month period ended December 31, 2005.

Northeast Pennsylvania Financial Corp.

On May 19, 2005 KNBT acquired 100% of the outstanding voting shares of NEPF, a financial services company with assets approximately $784.9 million. The results of NEPF’s operations have been included in the consolidated financial statements since that date. NEPF was headquartered in Hazleton, Pennsylvania, with 17 community banking offices in five counties in Northeastern Pennsylvania. The acquisition expanded KNBT’s franchise into Luzerne, Schuylkill and Columbia counties and enhanced KNBT’s presence in Carbon and Monroe counties.

The aggregate purchase price was approximately $90.9 million in cash and shares of common stock that included $1.3 million in expenses associated with the acquisition. Based on an exchange ratio of 1.6328, 1,976,195 shares of NEPF common stock were converted into the right to receive 3,226,731 shares of KNBT’s common stock with the 1,976,194 remaining shares of NEPF common stock being converted to the right to receive an aggregate cash consideration of $45.5 million.

The purchase price was allocated to the acquired assets and liabilities of NEPF acquired or assumed as of the date of acquisition. This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

At May 19, 2005
(in thousands)

Cash and cash equivalents	$51,078
Investment securities available for sale	301,751
Loans	379,397
Less: allowance for loan losses	(5,281)
Net loans	374,116
Other assets	57,959
Total Assets	784,904

Liabilties:
Non-interest bearing deposits	47,281
Interest-bearing deposits	403,130
FHLB advances & other borrowings	290,154
Other liabilities	6,300
Total liabilities	746,865

Net assets acquired	$38,039

Goodwill of $54.2 million was recorded in connection with the NEPF transaction. The following table provides the calculation of the goodwill:

(in thousands)
Purchase price :
Purchase price for shares exchanged for common stock	$45,465
Purchase Price for shares exchanged for cash	45,452
Total Purchase Price	90,917
Net assets acquired:
Seller's shareholders' equity, net of intangible assets	38,039
Excess purchase price	52,878
Estimated adjustments to reflect assets acquired at fair value:
Investments (amortized over the actual life of the securities)	(77)
Loans (five year weighted average life)	(78)
Core deposit intangible (ten year amortization)	(6,626)
Premises (twenty year amortization)	2,778
Estimated adjustments to reflect liabilities acquired at fair value:
Deposits (amortized over a five year weighted average life)	938
FHLB advances (amortized over an eight year weighted average life)	3,908
Other borrowings (amortized over a two year weighted average life)	2,967
Deferred taxes	(2,441)
Goodwill impact of purchase accounting adjustments	1,369
Goodwill resulting from merger	$54,247

Presented below is certain unaudited pro forma information for the years ended December 31, 2005, 2004, and 2003 as if NEPF and Caruso had been acquired on January 1, 2005, 2004, and 2003. These results combine the historical results of NEPF and Caruso, including the costs incurred in connection with the merger, with KNBT’s consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisitions taken place on the indicated dates.

	Years ended December 31,
	2005	2004	2003
	(in thousands except per share data)

Interest income	$144,557	$136,237	$101,618
Interest expense	64,675	50,754	42,638
Net interest income	79,882	85,484	58,980
Provision for loan losses	2,780	5,075	10,110
Non-interest income	30,873	35,930	28,021
Non-interest expense	93,414	87,438	92,690
Pro forma net income (loss)	$10,292	$22,389	$(8,870)

Pro forma EPS
Basic	$0.35	$0.72	NM
Diluted	$0.35	$0.71	NM

Paragon Group

On November 15, 2005, KNBT announced the purchase of the Paragon Group, Inc., the parent holding company for The Trust Company of Lehigh Valley, a Pennsylvania-chartered non-depository bank located in Allentown, Pennsylvania.

The Trust Company of Lehigh Valley provides estate, personal trust and investment management services, estate and financial planning and employee retirement benefits administration. The Trust Company of Lehigh Valley has approximately $400 million in assets under management. KNBT will acquire all the capital stock of Paragon for the purchase price of $5.3 million of which $4.3 million will be paid at time of closing and $1.0 million will be paid by August 31, 2007. Paragon was merged into the Bank on February 28, 2006.

NOTE D - INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and fair value of KNBT's investment securities held-to-maturity and available-for-sale at December 31, 2005 are as follows:
	At December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to maturity:
U.S. Government and agencies	$472	$-	$-	$472
Obligations of states and political
subdivisions	5,497	210	-	5,707
Mortgaged-backed securities
FNMA	20,603	-	(287)	20,316
CMOs	20,796	-	(217)	20,579
Total mortgage-backed securities	41,399	-	(504)	40,895
Total held to maturity	47,368	210	(504)	47,074

Available for sale:
U.S. Government and agencies	158,819	203	(1,614)	157,408
Obligations of states and political
subdivisions	63,181	2,015	(31)	65,165
Asset-managed funds	4,904	-	(157)	4,747
Mortgaged-backed securities
GNMA	2,365	28	(1)	2,392
FHLMC	139,425	64	(2,628)	136,861
FNMA	402,354	357	(7,349)	395,362
CMOs	275,713	41	(6,955)	268,799
Total mortgage backed securities	819,857	490	(16,933)	803,414
Corporate and other debt securities	73,605	452	(76)	73,981
Equity securities	13,904	805	(151)	14,558
Total available for sale	1,134,270	3,965	(18,962)	1,119,273

Total investment securities	$1,181,638	$4,175	$(19,466)	$1,166,347
The amortized cost, unrealized gains and losses and fair value of KNBT’s securities held-to-maturity and available-for-sale at December 31, 2004 are as follows:
	At December 31, 2004
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to maturity:
Obligations of states and political
subdivisions	$5,510	$39	$(4)	$5,545
Mortgaged-backed securities
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

The amortized cost and fair value of KNBT’s investment and mortgage-backed securities held-to-maturity and available-for-sale at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
	At December 31, 2005
	Amortized	Fair
	Cost	Value
	(in thousands)
Investment securities held to maturity:
Due in one year or less	$472	$472
Due after one year through five years	-	-
Due after five years through ten years	-	-
Due after ten years	5,497	5,707
Total investment securities held to maturity	5,969	6,179
Mortgage-backed securities	41,399	40,895
Total held to maturity	47,368	47,074

Investment securities available for sale:
Due in one year or less	28,999	28,770
Due after one year through five years	61,410	60,443
Due after five years through ten years	70,701	70,636
Due after ten years	134,495	136,705
Total investment securities available for sale	295,605	296,554
Mortgage-backed securities	819,857	803,414
Asset managed funds	4,904	4,747
Equity securities	13,904	14,558
Total available for sale	1,134,270	1,119,273

Total investment securities and mortgage-backed securities	$1,181,638	$1,166,347

Gross gains of $1.26 million and losses of $491,000 were realized on sales of investment securities classified as available-for-sale during the year ended December 31, 2005. Gross gains of $409,000 and losses of $14,000 were realized on sales of investment securities classified as available-for-sale for the year ended December 31, 2004. Gross gains of $146,000 and losses of $395,000 were realized on sales of investment securities classified as available-for-sale for the year ended December 31, 2003.

As of December 31, 2005 and 2004, FHLB securities having a book value of $380.3 million and $71.4 million, respectively, were pledged to secure public deposits, outstanding advances and for other purposes as required by law.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

U.S. Government and agencies	$70,194	$(799)	$49,937	$(815)	$120,131	$(1,614)
Obligations of states and
political subdivisions	4,320	(21)	373	(10)	4,693	(31)
Mortgage-backed securities	509,007	(8,477)	285,517	(8,960)	794,524	(17,437)
Corporate debt securities	5,678	(76)	-	-	5,678	(76)
Subtotal, debt securities	589,199	(9,373)	335,827	(9,785)	925,026	(19,158)
ARM funds	-	-	4,747	(157)	4,747	(157)
Equity securities	1,990	(8)	7,947	(143)	9,937	(151)
Total temporarily impaired securities	$591,189	$(9,381)	$348,521	$(10,085)	$939,710	$(19,466)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2004.

	Less than 12 Months		12 Months or Longer		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(dollars in thousands)

U.S. Government and agencies	$82,624	$(777)	$-	$-	$82,624	$(777)
Obligations of states and
political subdivisions	16,240	(37)	7,511	(118)	23,751	(155)
Mortgage-backed securities	343,852	(3,411)	25,870	(318)	369,722	(3,729)
Corporate debt securities	19,956	(69)	-	-	19,956	(69)
Subtotal, debt securities	462,672	(4,293)	33,381	(436)	496,053	(4,729)
ARM funds	-	-	4,811	(93)	4,811	(93)
Equity securities	2,950	(327)	5,352	(405)	8,302	(732)
Total temporarily impaired securities	$465,622	$(4,620)	$43,544	$(935)	$509,166	$(5,554)

Management has reviewed the securities listed in the above tables and believe all unrealized losses to be temporary. The unrealized losses are due primarily to changes in market interest rates and other temporary changes in market conditions. As of December 31, 2005, KNBT held 652 different securities of which 303 were in an unrealized loss position while as of December 31, 2004, 648 different securities were held of which 181 were in an unrealized position.

NOTE E - LOANS

A summary of KNBT’s loans receivable is as follows:
	At December 31,
	2005	2004
	(in thousands)
Real estate
Residential	$454,393	$326,552
Construction	71,631	106,361
Commercial	336,480	231,132
Total real estate	862,504	664,045

Consumer loans	491,615	297,935
Commercial (non-real estate)	126,122	50,691
States and political subdivisions	2,017	1,170
Total gross loans	1,482,258	1,013,841

Less:
Mortgage loans held-for-sale	(556)	(718)
Deferred fees	26	79
Total loans	1,481,728	1,013,202

Less: Allowance for loan losses	(15,964)	(10,461)
Total net loans	$1,465,764	$1,002,741

The Bank makes loans to its directors and executive officers. These loans were made in the ordinary course of business and on substantially the same terms and conditions as those with other borrowers. The following is an analysis of the 2005 activity of these loans.

(in thousands)

Balance, January 1, 2005	$2,105
Changes in insider status	60
New loans	2,654
Repayments	(663)
Balance, December 31, 2005	$4,156

KNBT’s non-performing loans are as follows:
	At December 31,
	2005	2004	2003
	(in thousands )

Non-accrual loans	$6,839	$4,544	$1,720
Accruing loans 90 days or more past due	2,167	511	405
Total non-performing loans	$9,006	$5,055	$2,125
Interest income not recognized on
non-accrual loans	$301	$125	$50

KNBT’s recorded investment in impaired loans was $1.8 million at December 31, 2005, $424,000 at December 31, 2004 and $217,000 at December 31, 2003. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $304,000 at December 31, 2005, $61,000 at December 31, 2004 and $33,000 at December 31, 2003. The average impaired loan balance for the year ended December 31, 2005 was $1.3 million, compared to $446,000 and $217,000 for the years ended December 31, 2004 and 2003, respectively. KNBT received principal payments on impaired loans of $692,000 in 2005 and $64,000 in 2004. Income on impaired loans is recognized by KNBT on a cash basis. KNBT recognized $48,000 in interest income on impaired loans in 2005, did not recognized any income on impaired loans in 2004 and recognized income of approximately $34,000 on impaired loans in 2003.

Activity in the allowance for loan losses is as follows:
	Year ended December 31,
	2005	2004	2003
	(in thousands)

Allowance for loan losses, beginning of period	$10,461	$7,910	$2,927
Allowance acquired from merger with First Colonial	-	-	3,548
Allowance acquired from acquisition of NEPF	5,281	-	-
Provision for loan losses	2,780	4,308	2,951
Loans charged-off	2,884	2,012	1,603
Recoveries on loans previously charged-off	326	255	87
Balance, end of year	$15,964	$10,461	$7,910

KNBT has loans that were acquired in a transfer, for which there was, at acquisition, evidence of deterioration of credit quality since origination and for which it was probable, at acquisition, that all contractually required payments would not be collected.

The outstanding balance transferred from NEPF at May 19, 2005 was approximately $1.6 million. The carrying amount of those loans is included in the balance sheet amounts of loans receivable at December 31, 2005 are as follows:

Year Ended December 31,
2005
(in thousands)

Outstanding balance	$1,292
Allowance	(232)
Carrying amount (net)	1,060

Loans acquired by KNBT that are within the scope of SOP 03-3 have been evaluated and the present value of cashflows related to these loans meets the current book value. KNBT believes these loans have been charged down and/or reserved for in concert with their realizable value of collateral. The carrying amounts of such loans (which are included in the carrying amount, net of allowance, described above) are as follows:

Year Ended December 31,
2005
(in thousands)

Loans acquired during that year	$1,595
Loans at end of year	1,060

NOTE F - PREMISES AND EQUIPMENT

KNBT’s premises and equipment are summarized as follows:

	Estimated	At December 31,
	useful lives	2005	2004
		(in thousands)

Land	Indefinite	$5,461	$3,608

Buildings and leasehold improvements	5-50 years	36,188	28,469
Furniture and fixtures	3-10 years	26,939	22,102
Fair value adjustment	20 years	1,289	4,184
		69,877	58,363
Less accumulated depreciation and amortization		(22,773)	(17,573)
		$47,104	$40,790

Construction in process of approximately $700,000 at December 31, 2005 is included in the balances in the above table and will not be depreciated until the property is put in service.

Depreciation expense was $5.2 million, $3.6 million and $1.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. As a result of the mergers with First Colonial and NEPF, the premises and equipment of both entities were marked to fair value, which resulted in an intangible amount of $1.3 million at December 31, 2005. Amortization of $118,000, $195,000 and $29,000 of this intangible asset was recorded for the years ended December 31, 2005, 2004 and 2003, respectively. The intangible related to the buildings acquired in these acquisitions is being amortized over a 20-year period from the date of acquisition.

NOTE G - CAPITALIZED SERVICING ASSETS

At December 31, 2005, 2004, and 2003, KNBT serviced loans for the benefit of others totaling $415.5 million, $321.4 million, and $228.0 million, respectively. The fair value of retained servicing rights and any other retained interests are determined based on present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. An independent third party performs a quarterly market value analysis of KNBT’s mortgage servicing rights.

Activity associated with mortgage servicing rights is summarized as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)

Balance, beginning	$1,438	$1,040	$911
Acquired from First Colonial	-	-	662
Acquired from NEPF	713	-	-
Amortization	(422)	(415)	(1,068)
Sales	689	813	416
Valuation allowance	-	-	119
Ending balance, net (included in other intangible assets)	$2,418	$1,438	$1,040

NOTE H - DEPOSITS

KNBT’s deposits are as follows:

	At December 31,
	2005	2004
	(in thousands)

Non-interest bearing deposits	$194,549	$128,498
Interest-bearing checking deposits	233,520	180,811
Savings and club deposits	264,223	210,257
Money market deposits	395,893	241,827
Time deposits	630,389	473,933
Time deposits of $100,000 or more	133,677	87,727
	$1,852,251	$1,323,053

Maturities of time deposits at December 31, 2005 are as follows:

(in thousands)

2006	$461,539
2007	205,069
2008	40,949
2009	37,930
2010	16,926
Thereafter	1,653
$764,066

NOTE I - BORROWINGS

1. FHLB Advances

FHLB advances at December 31, 2005 and 2004 totaled $705.1 million and $660.7 million, respectively. The advances are collateralized by FHLB stock and otherwise unencumbered qualified assets. The fair value of such collateral for these advances totaled approximately $1.5 billion at December 31, 2005 and $1.2 million at December 31, 2004. These advances had a weighted average interest rate of 3.64%, 3.30% and 4.11% for the years ended December 31, 2005, 2004 and 2003, respectively. Advances are made pursuant to several different credit programs offered from time to time by the FHLB.

The following tables show certain information regarding KNBT’s FHLB advances:

FHLB Advances
Due In (1)	At December 31, 2005
(in thousands)

2006	$179,455
2007	205,199
2008	91,467
2009	115,186
2010	21,344
Thereafter	89,371
Total	$702,022

(1)	Schedule does not include intangible assets of $3.1 million acquired in the NEPF acquisition. Amortization expense was ($286,000) for the year ended December 31, 2005.

	At or For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

Average balance of FHLB advances outstanding	$753,483	$425,167	$114,520
Maximum amount outstanding at
any month-end during the period	$869,585	$664,228	$207,153
Balance outstanding at end of period	$702,022	$660,674	$207,153

Average interest rate during the period	3.56%	3.37%	4.21%
Weighted average interest rate at end of period	3.64%	3.30%	4.11%

2. Securities Sold Under Agreements to Repurchase

KNBT, pursuant to a designated cash management agreement, utilizes securities sold under agreements to repurchase as vehicles for customers’ sweep and term investment products. Securitizations under these cash management agreements are in U.S. Treasury and agency securities and obligations of states and political subdivisions securities.

These securities are held in a third party custodian’s account, designated by KNBT under a written custodial agreement that explicitly recognizes KNBT’s interest in the securities.

The details of securities sold under agreements to repurchase are as follows:

	At or For the Year Ended December 31,
	2005	2004	2003
	(in thousands)

Average balance outstanding	$51,011	$22,579	$11,931
Maximum amount outstanding at any
month-end during the period	$76,932	$31,076	$29,010
Balance outstanding at end of period	$76,932	$22,643	$24,550
Average interest rate during the period	3.27%	0.75%	1.10%
Weighted average interest rate at end of period	3.94%	0.99%	0.64%

3. Guaranteed Preferred Beneficial Interest in KNBT’s Subordinated Debenture.

As a result of the merger with First Colonial, the Company also acquired Trust I and assumed its debt. Trust I is a wholly-owned Connecticut statutory business trust subsidiary of KNBT organized for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by KNBT. On June 26, 2002, First Colonial issued $15.0 million of subordinated debentures to Trust I and Trust I issued $15.0 million in pooled trust preferred securities. The subordinated debentures are the sole asset of the Trust I. The trust preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (5.99% at December 31, 2005) is variable, adjusting quarterly at the three-month LIBOR rate plus 3.45%. The interest is payable quarterly. The trust preferred securities mature in June 2032, but may be redeemed in whole or in part beginning in June 2007 and may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise. See Note B.

As a result of the NEPF merger, KNBT also acquired NEP Capital Trust I, a Delaware statutory business trust. In April, 2002, NEP Capital Trust I, issued $7.0 million of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $217,000 payment for the Trust's common securities, were used to acquire $7.2 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust semi-annually at 3.70% over the six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11% is effective through April 11, 2007. The stated maturity of the Debentures is April 22, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after April 22, 2007.

Also acquired through the NEPF merger was NEP Capital Trust II, a Delaware statutory business trust that had issued $15.0 million in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $464,000 payment for the Trust's common securities, were used to acquire $15.5 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due November 7, 2032 (the "Debentures"), which constitute the sole asset of the Trust. The interest rate on the Debentures and the distribution rate on the capital securities are variable and adjust quarterly at 3.45% over the three-month LIBOR, with an initial rate of 5.27%. A rate cap of 12.5% is effective through November 7, 2007. The stated maturity of the Debentures is November 7, 2032. In addition, the Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after August 7, 2007.

NOTE J - INCOME TAXES

The components of KNBT’s income taxes were as follows for the years ended:

	Year ended December 31,
	2005	2004	2003
	(in thousands)
Current:
Federal	$5,927	$4,745	$1,249
State	344	-	-
	6,271	4,745	1,249
Deferred:
Federal	2,885	(79)	(6,513)
	$9,156	$4,666	$(5,264)

The reconciliation of KNBT’s tax computed at the statutory rate is as follows:

	Year ended December 31,
	2005	2004	2003
	(in thousands)

Tax expense (benefit) at statutory rate of 35%	$10,494	$7,795	$(3,857)
Increase (decrease) resulting from:
Tax-exempt income	(2,793)	(3,156)	(1,565)
State tax expense, net federal benefit	223	-	-
Establish valuation for NOL	1,100	-	-
Other, net	132	27	158
Income tax expense (benefit)	$9,156	$4,666	$(5,264)

Deferred tax assets and liabilities consist of the following:

	At December 31,
	2005	2004
	(in thousands)
Deferred tax assets:
Accrued Pension and deferred compensation	$2,544	$1,584
Allowance for loan losses	5,587	3,661
Charitable contribution	4,427	5,209
Net operating loss carryovers	6,157	-
Unrealized losses on securities available-for-sale	5,099	-
Fair value attributable to borrowings	1,522	-
Other	229	1,165
	25,565	11,619
Deferred tax liabilities:
Fair value attributable to fixed assets	838	2,555
Core deposit intangible	6,568	5,230
Fair value attributable to loans	208	-
Tax deductible goodwill	202	-
Customer list intangible	19	-
Mortgage servicing rights	846	503
Unrealized gains on securities available-for-sale	-	1,220
	8,681	9,508

Valuation allowance	(1,100)	-
Net deferred tax (asset)	$15,784	$2,111

The Company currently has a deferred tax asset resulting from charitable contributions made in 2003 when the Company contributed 1,616,095 shares of common stock to the Keystone Charitable Foundation for a value of $16.2 million. Management evaluated the realizability of the deferred tax asset recorded for the contribution carryforward based upon estimated future taxable income and certain limitations placed on the recognition of this deduction. As a result of this evaluation, the Company established a valuation allowance of $1.1 million for this deferred tax asset for the year ended December 31, 2005. The charitable contribution carryforward expires in 2008.

On April 1, 2005, the Company completed its acquisition of Caruso, which gave rise to $20.2 million of tax-deductible goodwill and other identifiable intangible assets. On May 19, 2005, the Company completed its acquisition of NEPF, which included a net operating loss carryover of approximately $20.0 million. At December 31, 2005, the net operating loss carryover from the NEPF acquisition was $16.7 million, which expires in 2025. This carryover is subject to a limitation of $2.2 million under Internal Revenue Code Section 382 that stipulates that the amount of KNBT’s income that can be offset by the net operating loss carryover in any given tax year will be limited to an amount equal to the long-term tax-exempt rate as established by the Internal Revenue Service multiplied by the value of NEPF at the time of its acquisition by KNBT. The value of NEPF is the price paid by KNBT to acquire all of the stock of NEPF. The yearly limitation, imposed by Section 382 based on the facts of the NEPF acquisition, is $2.2 million.

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

NOTE K - RETIREMENT PLANS

1. Defined Benefit Plans

KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during the plan year. Benefits are generally based on years of service and the highest average compensation of five consecutive years of employment. It is KNBT’s policy to fund the pension plan with an amount that satisfies the statutory requirements under the Employee Retirement Income Security Act. KNBT’s contributions to the multiple employee pension plan for the years ended December 31, 2005, 2004, and 2003 were approximately $549,000, $139,000 and $816,000, respectively. In October 2003, KNBT froze the future accrual of benefits under the defined benefit pension plan and ceased admission of any new participants. KNBT will continue to contribute to this plan for benefits accrued prior to October 2003.

As part of the NEPF merger, KNBT assumed the multi-employer defined benefit pension plan of NEPF. This plan covered all employees who are age 21 and have one year of service. NEPF had amended the plan and froze the benefits for current participants of the plan. For the year ended December 31, 2005, KNBT contributed approximately $119,000 to the NEPF pension plan.

2. Defined Contribution Plan

KNBT also has a 401(k) plan which covers substantially all employees. Employees may elect to defer 1% to 20% of their compensation per year. KNBT will match 50% of the contributions up to 6% of compensation per year. KNBT’s contributions to the 401(k) plan totaled approximately $602,000, $498,000 and $306,000 for the years ended December 31, 2005, 2004, and 2003, respectively.

3. Employee Stock Ownership Plan

KNBT established an ESOP in November 2003 for all eligible employees as defined by the ESOP. KNBT accounts for its ESOP in accordance with SOP 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The ESOP borrowed $16.1 million from KNBT which was used to purchase 949,845 shares of KNBT common stock in the market at an average price of $17.01 per share.

Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders' equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. KNBT will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of KNBT’s ESOP shares differs from the cost of such shares, this differential is credited to equity. KNBT receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan extended to the ESOP by KNBT is not reported as an asset nor is the debt of the ESOP shown as a liability. Dividends on allocated shares are used to pay the ESOP debt. The ESOP compensation expense for 2005 was $725,000 which was the fair value of the shares released in 2005 as provided by SOP 93-6. The ESOP compensation expense for 2004 and 2003 was $798,000 and $165,000, respectively. Dividends of $18,000 and $5,000 were paid in 2005 and 2004, respectively, on shares held in the ESOP. At December 31, 2005, the ESOP had a total of 949,845 shares of KNBT common stock, of which 844,920 were unallocated and 104,925 were allocated. At December 31, 2004, the ESOP had a total of 949,845 shares of KNBT common stock, of which 892,521 were unallocated and 57,324 were allocated. At December 31, 2003, ESOP has a total of 949,845 shares of KNBT stock of which 940,122 were unallocated and 9,723 were allocated. At December 31, 2005, the fair value of the unreleased ESOP shares, using the closing quoted market price of $16.29 per share at year-end, was approximately $13.8 million.

4. Post-Retirement Benefit

KNBT, as a part of the merger, assumed First Colonial’s post-retirement benefit plan that covers certain First Colonial retired employees. This plan generally provides medical insurance benefits to a group of previously qualified retirees and spouses. This plan is unfunded. As permitted by SFAS No. 106, KNBT elected to delay the recognition of this transition obligation by accruing $308,000, which arose from adopting SFAS No. 106, and amortizing this amount on a straight-line basis over 20 years.

  The components of the net periodic post-retirement benefit cost are as follows:

	Year Ended December 31,
	2005	2004
	(in thousands)

Interest cost	$10	$14
Amortization of transition
obligation	15	15
Amortization of unrecognized gain	-	-

Net periodic benefit cost	$25	$29

The assumptions used to develop the net periodic post-retirement benefit cost are as follows:

	Year Ended December 31,
	2005	2004

Discount rate	5.75%	6.00%
Medical care cost trend rate	8.00%	9.00%

The medical care cost trend used in the actuarial computation above ultimately was decreased to 8.0% in 2005 and decreased 1% per year to an ultimate rate of 6.0% in 2007 and subsequent years.

The table of actuarially computed post-retirement plan assets and benefit obligations for KNBT is presented below.

	Year Ended December 31,
	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation assumed from merger
with First Colonial	$234	$124
Service cost	-	-
Interest cost	10	14
Actual gain	-	-
Change due to change in experience	(57)	105
Change due to change in assumption	2	16
Benefits paid	(19)	(25)
Benefits obligation at end of year	$170	$234

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Actual return on plan assets	-	-
Employer contribution	-	-
Benefits paid	-	-
Fair value of plan assets at end of year	-	-

Funded status	$(170)	$(234)
Unrecognized net transition obligation	108	124
Unrecognized net gain (loss)	(17)	38
Accrued benefit cost	$(79)	$(72)

The effect of a one percentage point increase in each future year’s assumed medical care cost trend rate, holding all other assumptions constant, would increase the accumulated post-retirement benefit obligation by $11,345 and the net periodic post-retirement benefit cost by $628.00. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation by $10,377 and the net post-retirement benefit cost by $575.00.

Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $18,000 in 2005.

Estimated Future Benefit Payments

1/1/2006 to 12/31/2006	$18,488
1/1/2007 to 12/31/2007	$18,607
1/1/2008 to 12/31/2008	$18,338
1/1/2009 to 12/31/2009	$17,945
1/1/2010 to 12/31/2010	$17,424
1/1/2011 to 12/31/2015	$75,194

5. Directors’ Deferred Plan

KNBT, as part of the merger, assumed the First Colonial directors’ deferred plan involving certain former directors of First Colonial. The plan requires defined annual payments for five to fifteen years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. KNBT has recorded the deferred compensation liabilities using the present value method.

The following table sets forth the changes in benefit obligations and plan assets of the First Colonial directors’ deferred plan.

	Year ended December 31,
	2005	2004
	(in thousands)
Change in benefit obligation:
Benefit obligation assumed from merger with First Colonial	$338	$360
Service cost	-	-
Interest cost	19	21
Change due to change in assumptions	4	10
Change due to plan amendment	-	-
Actual loss	(2)	(1)
Benefits paid	(41)	(52)
Benefits obligation at end of year	$318	$338

Change in plan assets:
Fair value of plan assets received from merger with First Colonial	-	-
Actual return on plan assets	-	-
Employer contribution	41	52
Benefits paid	(41)	(52)
Fair value of plan assets at end of year	-	-

Funded status	$(318)	$(338)
Unrecognized net transition asset	-	-
Unrecognized net actuarial (gain) loss	41	40
Unrecognized prior service cost	-	-
Adjustment to recognize
additional minimum liability	(41)	(40)
Accrued benefit cost	$(318)	$(338)

Actuarial present value of benefit obligations is as follows:

	Year ended December 31,
	2005	2004
	(in thousands)

Service cost	$-	$-
Interest cost	19	21
Net amortization and
deferral of prior service costs	-	-
Net periodic benefit cost	$19	$21

The weighted-average assumed discount rates used in determining the actuarial present value of the projected benefit obligation were 5.75% in 2005 and 6.25% in 2004. The weighted-average expected long-term rate of return on assets was 9.0% for 2005 and 2004.

Estimated Future Benefit Payments

1/1/2006 to 12/31/2006	$37,575
1/1/2007 to 12/31/2007	$25,948
1/1/2008 to 12/31/2008	$37,922
1/1/2009 to 12/31/2009	$37,910
1/1/2010 to 12/31/2010	$37,897
1/1/2011 to 12/31/2015	$142,663

6. Deferred Compensation Plans

KNBT maintains two deferred compensation plans. One of these plans was acquired through KNBT’s acquisition of First Colonial. These deferred compensation arrangements permit the directors and certain executive officers to defer director’s fees or salary, as the case may be, and other compensation at the election of the participants. At December 31, 2005, there were $480,000 in accumulated balances for KNBT’s directors compared to $320,000 at December 31, 2004 and $78,000 in accumulated balances for former First Colonial directors compared to $189,000 at December 31, 2004 under the acquired First Colonial plan. The aggregate accumulated balances at December 31, 2005 and 2004 were $558,000 and $509,000, respectively. The weighted-average earnings for directors in these plans in 2005 was 4.8% under the KNBT plan and 2.6% under the former First Colonial plan. The weighted-average earnings for director’s deferred accounts in 2004 was 7.0% for the KNBT plan and 1.4% for the former First Colonial plan. Deferred fees will be paid out when the participant retires or as otherwise provided by the plan agreements. Selected executive officers also are permitted to defer compensation. The KNBT plan includes all funds that were previously identified as the executive supplemental retirement plan. At December 31, 2005 and 2004, the balance accumulated for executive officers was approximately $2.6 million and $2.4 million, respectively. The weighted-average earnings on these deferred funds for executive officers was 8.1% in 2005 and 9.1% in 2004. These deferred amounts will be paid out when the executive retires or as otherwise provided by the plan agreement.

As a result of the NEPF acquisition, KNBT assumed a deferred compensation plan that existed for certain NEPF directors and employees. The deferred amounts will be paid in 120 consecutive monthly payments or the first day of the month following the participant’s sixty-fifth birthday or as otherwise provided by the plan agreements. A liability of $3.5 million was assumed by KNBT from NEPF upon the acquisition.

NOTE L - STOCK OPTIONS

Stock Option Plans

KNBT maintains the 2004 Stock Option Plan adopted by its stockholders at the 2004 annual meeting, as well as the stock option plans previously maintained by First Colonial and which were assumed as a part of the acquisition of First Colonial in October 2003. KNBT’s stock option plans during 2004 were accounted for under Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.” This standard contains a fair value-based method for valuing stock-based compensation, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, the standard permits entities to continue accounting for employee stock options and similar instruments under APB Opinion No. 25 using the intrinsic value method. Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied but are not required to expense the awards. The Company has elected to account for options, in accordance with APB Opinion No. 25 until December 31, 2005.

The Company accounts for stock-based compensation on awards granted pursuant to the former First Colonial option plans and to directors, officers and employees under KNBT’s 2004 Stock Option Plan using the intrinsic value method. Since each option granted had an exercise price per share equal to the fair market value of one share of the Company’s stock on the date of the grant, no compensation cost at date of grant has been recognized.

A summary of the stock option plans as of December 31, 2005 and 2004 and changes during the year are as follows:

	Year ended December 31, 2005		Year ended December 31, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of beginning of year	1,618,396	$13.07	789,423	$5.63
Issued	231,650	15.79	1,132,000	16.50
Exercised	(41,958)	5.30	(242,002)	5.66
Forfeited	(11,750)	16.43	(61,025)	9.81
Expired	-	-	-	-
Outstanding as of year end	1,796,338	$13.58	1,618,396	$13.07

Shares exercisable as of year end	642,538	$8.59	509,896	$5.61

The following table summarizes information concerning KNBT’s stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$3.03 - $4.35	57,743	4.86	$4.16	57,743	$4.16
$4.36 - $6.37	331,805	5.84	$5.65	331,805	$5.65
$6.38 - $8.36	78,390	6.22	$6.67	78,390	$6.67
$11.35 - $16.56	1,328,400	8.48	$16.38	174,600	$16.50
	1,796,338			642,538

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 2005 and 2004, respectively: dividend yield of 2% for each period; expected volatility of 25.00%; risk-free interest rates for each plan of 3.97% and 3.91%, respectively; and expected lives of 7.7 years and 8.1 years, respectively. The weighted average fair value of each option granted under KNBT’s Stock Option Plan was $4.41 in 2005 and $4.69 in 2004.

In May 2004, KNBT granted 22,500 options to purchase shares of the Company’s common stock at $16.50 to KNBT’s advisory directors. The Company will recognize compensation expense in accordance with the fair value-based method of accounting described in SFAS No. 123. The fair value of each option is expensed over its vesting period. Compensation expense of $24,000 was recognized for the year ended December 31, 2005 for options granted to advisory directors.

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

Staff Accounting Bulletin No. 107, Share-Based Payment (SAB 107), issued March 29, 2005, expresses views of the SEC staff regarding the application of SFAS No. 123(R). Among other things, SAB 107 provides interpretive guidance related to the interaction between SFAS No. 123(R) and certain SEC rules and regulations, as well as provides the staff’s views regarding the valuation of share-based payment arrangements, for public companies. On April 14, 2005, the SEC adopted a new rule amending the effective dates of SFAS No. 123(R) for public companies by issuing Release 33-8568. The new rule allows registrants to implement SFAS No. 123(R) at the beginning of their next fiscal year, instead of the next interim period, that begins after June 15, 2005. SFAS No. 123(R) is therefore effective for the Company beginning January 1, 2006. The anticipated annual impact on the Company is expected to be similar to the amounts disclosed in this footnote. This Statement applies to all awards granted after the required effective date as well as existing awards not yet vested, or which are modified, repurchased, or canceled after that date. KNBT anticipates adopting the modified prospective application method in the first quarter of 2006. The Company estimates that the adoption of SFAS No. 123(R) will result in a pre-tax charge to expense of approximately $950,000 in 2006.

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides for 808,047 shares of KNBT’s common stock, subject to adjustment, which may be granted as restricted shares to the Company’s directors, advisory directors, officers and employees. Shares awarded to date by the MRRP are earned by the participants at the rate of 20% per year. On May 6, 2004, 638,000 restricted shares were awarded. For the year ended December 31, 2005, 10,000 additional MRRP shares were awarded. At December 31, 2005, 176,547 shares are available for future grants. Since the inception of the MRRP, 16,500 were forfeited and returned to the plan for future grants. Compensation expense for this plan is being recorded over the vesting period or a 60-month period and is based on the market value of KNBT’s stock as of the date the awards were made. KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders’ equity. Expense under this plan for the years ended December 31, 2005 and 2004 was $2.1 million and $1.4 million, respectively.

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

Changes in the assumptions or methodologies used to estimate fair values may materially affect the estimated amounts. Also, management acknowledges that there may not be reasonable comparability between institutions due to the wide range of permitted assumptions and methodologies in the absence of active markets. This lack of uniformity gives rise to a high degree of subjectivity in estimating financial instrument fair values.

Estimated fair values have been determined by KNBT using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments. The estimated methodologies used, the estimated fair values, and recorded book balances at December 31, 2005 and 2004 are set forth below.

For cash and due from banks and interest-bearing deposits with banks, the recorded book values of approximately $106.3 million and $86.2 million are deemed to approximate fair values at December 31, 2005 and 2004, respectively.

The estimated fair values of investment and mortgage-backed securities are based on quoted market prices, if available. If quoted market prices are not available, then the estimated fair values are based on quoted market prices of comparable instruments. The fair values of loans are estimated on a discounted cash flow analysis using interest rates currently offered for loans with similar terms to borrowers of similar credit quality. The carrying value of accrued interest is deemed to approximate fair value

	At December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Investments and mortgage-backed securities	$1,166,641	$1,166,347	$1,113,695	$1,114,143
Federal Home Loan Bank of Pittsburgh stock	40,239	40,239	36,456	36,456
Loans receivable net	1,465,764	1,453,059	1,002,741	1,013,337
Mortgage loans held-for-sale	556	556	718	718

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

	At December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(in thousands)

Time deposits	$764,066	$754,857	$561,660	$562,367
Securities sold under agreements to repurchase	76,932	76,932	22,643	22,643
Advances from the Federal Home Loan Bank	705,125	688,295	660,674	658,308

KNBT’s subordinated debt had a carrying value of $38.5 million at December 31, 2005 and $15.5 million at December 31, 2004. The interest on this debt is tied to LIBOR and changes quarterly. The estimated fair value was $38.5 million and $15.5 million at December 31, 2005 and 2004, respectively.

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

NOTE N - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

KNBT is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. KNBT’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. KNBT uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

KNBT had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk.

	At December 31,
	2005	2004
	(in thousands)
Commitments to extend credit
Lines of credit:
Commercial loans	$141,627	$98,804
Home equity secured by mortgage	90,340	51,476
Unsecured consumer including credit card	14,277	5,540
Total lines of credit	246,244	155,820
Letters of credit	31,379	23,973
Other loan commitments:
Commercial loans unsecured	14,740	33,190
Commercial loans secured	32,916	32,406
Residential mortgages	46,960	49,160
Other mortgages	-	-
Consumer (auto, personal)	1,832	2,198
Total other loan commitments	96,448	116,954
Total commitments to extend credit	$374,071	$296,747

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. KNBT evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by KNBT upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies but may include guarantees, personal or commercial real estate, accounts receivable, inventory and equipment.

Standby letters of credit are conditional commitments issued by KNBT to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. KNBT holds collateral to support these commitments. The Bank had standby letters of credit of $31.4 million and $24.0 million at December 31, 2005 and 2004, respectively. These letters of credit expire as follows: $19.5 million in 2006 and, $11.9 million in 2007 through 2009.

A substantial amount of KNBT’s loans are secured by real estate in its seven county market in eastern Pennsylvania. Loans purchased from other financial institutions or participation interests in loans originated by other financial institutions constitute less than 1% of KNBT’s loans outstanding. Accordingly, KNBT’s primary concentration of credit risk is related to the real estate market in the seven county area and the ultimate collectibility of this portion of KNBT’s loan portfolio is susceptible to, among other things, changes in economic conditions in that area.

NOTE O - COMMITMENTS AND CONTINGENCIES

KNBT has entered into several noncancellable operating lease agreements for its branch banking facilities. KNBT is responsible for pro-rata operating expense escalations. The approximate minimum rental payments at December 31, 2005 under these leases are as follows:

(in thousands)

2006	1,485
2007	1,222
2008	1,016
2009	900
2010	731
Thereafter	6,630
$11,984

Rent expense for the years ended December 31, 2005, 2004 and 2003 was, $1.7 million, $1.3 million, and $769,000, respectively.

In the normal course of business, the Company has been named as a defendant in various lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

NOTE P - REGULATORY MATTERS

KNBT is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory - and possibly additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on KNBT’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, KNBT and the Bank must meet specific capital guidelines that involve quantitative measures of KNBT’s and the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. KNBT’s and the Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

KNBT’s ability to declare and pay dividends may depend in part on dividends received from the Bank. The Pennsylvania Banking Code regulates the distribution of dividends by savings banks and states, in part, that dividends may be declared and paid only out of accumulated net earnings and may not be declared or paid unless surplus, retained earnings, is at least equal to contributed capital. In addition, dividends may not be declared or paid if the Bank is in default in payment of any assessment due the FDIC.

The Federal Reserve Board issued a policy statement on the payment of cash dividends by bank holding companies, which expresses the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the holding company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the holding company’s capital needs, asset quality and overall financial condition.

Quantitative measures established by regulations to ensure capital adequacy require KNBT and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2005, KNBT and the Bank met all applicable regulatory capital adequacy requirements.

As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “adequately capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the institution’s category.

The following table provides KNBT’s and the Bank’s capital amounts, risk-based capital ratios and leverage ratios at the dates indicated.

	At December 31, 2005
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(in thousands)
(To risk-weighted assets)
Company (consolidated)	$312,692	16.95%	$147,621	8.00%	N/A	N/A
Bank	$281,866	15.16%	$148,727	8.00%	$185,908	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$296,543	16.07%	$73,811	4.00%	N/A	N/A
Bank	$265,902	14.30%	$74,363	4.00%	$111,545	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$296,543	8.16%	$145,394	4.00%	N/A	N/A
Bank	$265,902	8.80%	$120,895	4.00%	$151,119	5.00%

	At December 31, 2004
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(in thousands)
(To risk-weighted assets)
Company (consolidated)	$355,857	25.64%	$111,042	8.00%	N/A	N/A
Bank	$264,159	19.17%	$110,233	8.00%	$137,792	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$345,396	24.88%	$55,521	4.00%	N/A	N/A
Bank	$253,698	18.41%	$55,117	4.00%	$82,675	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$345,396	14.66%	$94,259	4.00%	N/A	N/A
Bank	$253,698	12.17%	$83,412	4.00%	$104,265	5.00%

NOTE Q - QUARTERLY FINANCIAL DATA (Unaudited)

The following represents summarized quarterly financial data of KNBT, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation.

	Three Months Ended
	Dec. 31	Sept. 30	June 30	March 31
	(in thousands except per share data)
2005
Interest income	$37,129	$36,444	$31,611	$26,966
Interest expense	17,959	16,282	13,551	10,827
Net interest income	19,170	20,162	18,060	16,139
Provision for loan losses	852	660	534	734
Non-interest income	7,666	7,762	6,556	4,442
Non-interest expense	18,422	18,378	16,970	13,425
Income before income taxes	7,562	8,886	7,112	6,422
Net income	5,451	5,307	5,238	4,830

Per Common Share Data
Weighted average common shares- diluted	29,635,769	29,734,426	29,630,725	28,537,778
Weighted average common shares- basic	28,927,609	29,681,764	29,358,352	28,226,035
Net income per share- diluted	$0.19	$0.18	$0.18	$0.17
Net income per share- basic	$0.19	$0.18	$0.18	$0.17

2004
Interest income	$26,973	$24,772	$23,195	$22,351
Interest expense	10,476	8,777	7,318	6,875
Net interest income	16,497	15,995	15,877	15,476
Provision for loan losses	1,095	742	971	1,500
Non-interest income	4,189	3,840	3,438	3,967
Non-interest expense	13,681	13,496	13,017	12,505
Income before income taxes	5,910	5,597	5,327	5,438
Net income	4,736	4,447	4,308	4,115

Per Common Share Data
Weighted average common shares- diluted	29,077,739	29,285,250	29,655,263	30,011,264
Weighted average common shares- basic	28,586,796	28,875,080	29,232,941	29,555,238
Net income per share- diluted	$0.16	$0.15	$0.15	$0.14
Net income per share- basic	$0.17	$0.15	$0.15	$0.14

NOTE R - KNBT BANCORP, INC.
(PARENT COMPANY ONLY)

	At December 31,
CONDENSED BALANCE SHEET	2005	2004
	(dollars in thousands)
Assets
Cash and due from banks	$-	$-
Interest-bearing deposits with banks	5,213	714
Total cash and cash equivalents	5,213	714
Investments available for sale	68	-
Loans receivable	14,917	15,483
Investment in banking subsidiary	381,993	300,780
Investment in other subsidiaries	92,034	91,703
Goodwill	642	-
Other assets	23,034	7,400
Total assets	$517,901	$416,080

Liabilities
Subordinated debentures	38,872	15,464
Due to subsidiaries	101,155	23,262
Other liabilities	1,322	-
Total liabilities	141,349	38,726

Shareholders' equity	376,552	377,354
Total liability and shareholders' equity	$517,901	$416,080

	For the Year ended December 31,
CONDENSED STATEMENT OF OPERATIONS	2005	2004	2003
	(in thousands)
Income
Interest on deposits with banks	$15	$101	$264
Interest on ESOP loan	401	507	96
Statutory trust income	32	23	5
Dividends from subsidiary	35,000	-	-
Other income	53	5	-
Total income	35,501	636	365

Expenses
Interest on long-term ESOP debt	-	172	96
Interest on Subordinated Debt	1,802	775	120
Contribution to charitable foundation	-	-	16,161
Other expenses	3,290	2,340	80
Total expenses	5,092	3,287	16,457

Income (Loss) before income taxes (benefit)
and equity in undistributed net earnings of subsidiaries	30,409	(2,651)	(16,092)
Income taxes (benefit)	(1,610)	(1,445)	(5,632)
Income (Loss) before equity in undistributed net earnings of subsidiaries	32,019	(1,206)	(10,460)
Equity in undistributed net earnings of subsidiaries	(11,193)	18,812	4,704
Net income (loss)	$20,826	$17,606	$(5,756)

	For the Years Ended December 31,
CONDENSED STATEMENT OF CASH FLOWS	2005	2004	2003
	(in thousands)
Operating activities
Net income (loss)	$20,826	$17,606	$(5,756)
Adjustments to reconcile net loss to net cash provided by operating activities
Distribution in excess of undistributed net loss of subsidiaries	11,193	(18,812)	(4,704)
Contribution to charitable foundation	-	-	16,161
Changes in assets and liabilities
Decrease (increase) in other assets	(16,274)	678	(7,574)
Increase (decrease) in other liabilities	(6,485)	17,360	5,842
Compensation expense stock option plan	21	16	-
ESOP expense	725	795	164
Management Recognition and Retention Plan expense	2,128	1,404	-
Net cash provided by operating activities	12,134	19,047	4,133

Investing activities
Proceeds from repayment of ESOP loan	566	437	-
Cash paid to acquire businesses	(45,452)	-	-
Investment in subsidiaries	9,251	(85,650)	(106,225)
Net cash provided by (used in) investing activities	(35,635)	(85,213)	(106,225)

Financing activities
Borrowings from subsidiary	85,700	-	-
Net proceeds from issuance of common stock	-	-	196,261
Proceeds from the exercise of stock options	223	1,288	311
Dividend payments on common stock	(7,103)	(4,428)	-
Purchase of treasury stock	(50,820)	(11,179)	-
Purchase of MRRP stock	-	(13,281)	-
Net cash provided by (used in) financing activities	28,000	(27,600)	196,572

Increase (decrease) in cash and cash equivalents	4,499	(93,766)	94,480
Cash and cash equivalents, January 1	714	94,480	-
Cash and cash equivalents, December 31	$5,213	$714	$94,480

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Changes in Internal Control Over Financial Reporting. No change in KNBT’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended December 31, 2005 that has materially affected or is reasonably likely to materially affect, KNBT’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of KNBT is responsible for establishing and maintaining adequate internal control over financial reporting.

KNBT’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of KNBT;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of KNBT are being made only in accordance with authorizations of management and the board of directors of KNBT; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of KNBT’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions or because of declines in the degree of compliance with the policies or procedures.

KNBT’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2005. In making this assessment, KNBT’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2005, based on management’s assessment, it was concluded that KNBT’s internal control over financial reporting was effective. KNBT’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on management’s assessment of the Company’s internal control over financial reporting which follows this report of management.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
KNBT Bancorp, Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that KNBT Bancorp, Inc. (a Pennsylvania Corporation) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  KNBT Bancorp, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that KNBT Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Also in our opinion, KNBT Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KNBT Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 7, 2006 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP

Philadelphia, Pennsylvania
March 7, 2006

Item 9B.	Other Information

On December 19, 2005, KNBT’s Board of Directors took action to bar additional deferrals pursuant to the Keystone Savings Bank Trustee and Executive Deferred Compensation Plan and the Keystone Savings Bank Supplemental Executive Retirement Plan (collectively, the “Plans”), such that participants cannot defer any income that is earned subsequent to December 31, 2005. As a result of such action, no additional persons will be allowed to participate in the Plans. Messrs. Peischl and Sobol and Ms. Goldsmith are currently the only directors or executive officers of KNBT or the Bank participating in the Plans. The Board of Directors took this action upon its review of the expense to maintain the Plans and level of participation therein.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in KNBT’s definitive proxy statement for the annual meeting of shareholders to be held on May 4, 2006, (the “Proxy Statement”) to be filed with the Securities and Exchange Commission prior to April 30, 2005.

Incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

KNBT has adopted a Code of Conduct and Ethics that applies to its principal executive officer and principal financial officer, as well as other officers and employees of KNBT and the Bank. A copy of the Code of Conduct and Ethics may be found on KNBT’s website at www.KNBT.com.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the sections captioned “Management Compensation,” “Report of the Executive Compensation Committee of KNBT” and “Performance Graph” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management.”

Equity Compensation Plan Information

The following table provides information as of December 31, 2005 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2004 Stock Option Plan and 2004 Recognition and Retention Plan, both of which were approved by our stockholders.

The table does not include information with respect to shares of common stock subject to outstanding options granted under equity compensation plans assumed by us in connection with the acquisition of First Colonial, which originally granted these options. Note 2 to the table sets forth the total number of shares of common stock issuable upon the exercise of assumed options as of December 31, 2005 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,834,000 (1)	$16.38 (1)	868,265
Equity compensation plans not approved by security holders	--	--	--
Total	1,834,000	$16.38	868,265
___________________
(1)	Includes 505,600 shares subject to restricted stock grants which were not vested as of December 31, 2005. The weighted-average exercise price excludes such restricted stock grants.
(2)	The table does not include information for equity compensation plans assumed by us in connection with the acquisition of First Colonial which originally established those plans. As of December 31, 2005, a total of 467,938 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $5.64 per share. No additional options may be granted under any assumed plans.

Item 13.	Certain Relationships and Related Transactions

The information required by Item 13 of Form 10-K is incorporated by reference from the section captioned “Management Compensation - Indebtedness of Management and Related Party Transactions” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the section captioned “Ratification of Appointment of Auditors” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents Filed as Part of this Report:

Financial Statements: The Consolidated Financial Statements of KNBT Bancorp, Inc. and the Report of Independent Certified Public Accountants thereon, as listed below, have been filed under "Item 8, Financial Statements and Supplementary Data”.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets for the Years Ended 12/31/05 and 12/31/04

Consolidated Statements of Operations for the Years Ended 12/31/05, 12/31/04 and 12/31/03

Consolidated Statement of Changes in Shareholders’ Equity for the Years Ended 12/31/05, 12/31/04 and 12/31/03

Consolidated Statements of Cash Flows for the Years Ended 12/31/05, 12/31/04 and 12/31/03

Notes to Consolidated Financial Statements

(b) Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation of KNBT Bancorp, Inc.	(2)

3.2	Amended and Restated Bylaws of KNBT Bancorp, Inc.	(3)

4.0	Form of Stock Certificate of KNBT Bancorp, Inc.	(2)

10.1	Employment Agreement between Keystone Savings Bank, KNBT Bancorp and Scott V. Fainor	(2)

10.2	Amendment No. 1 to the Employment Agreement between KNBT Bancorp, Inc., Keystone Nazareth Bank & Trust Company, and Scott V. Fainor.	(4)

10.3	Employment Agreement between Keystone Savings Bank, KNBT Bancorp and Eugene T. Sobol	(2)

10.4	Amendment No. 1 to the Employment Agreement between KNBT Bancorp, Inc., Keystone Nazareth Bank & Trust Company, and Eugene T. Sobol.	(4)

10.5	Keystone Savings Bank Supplemental Executive Retirement Plan	(2)

10.6	Keystone Savings Bank Trustee and Executive Deferred Compensation Program	(8)

10.7	First Colonial Group, Inc. 1994 Stock Option Plan for Non-Employee Directors	(5)

10.8	First Colonial Group, Inc. 1996 Employee Stock Option Plan	(6)

10.9	First Colonial Group, Inc. 2001 Stock Option Plan	(7)

10.10	Nazareth National Bank Directors' Deferred Compensation Plan #2	(8)

10.11	KNBT Bancorp, Inc. 2004 Stock Option Plan	(9)

10.12	KNBT Bancorp, Inc. 2004 Recognition and Retention Plan and Trust Agreement	(9)

10.13	Termination and Release Agreement, dated December 8, 2004, by and among KNBT, Northeast Pennsylvania Financial Corp., First Federal Bank and Thomas L. Kennedy	(10)

10.14	Amendment No. 2 to the Employment Agreement between KNBT Bancorp, Inc., Keystone Nazareth Bank & Trust Company and Eugene T. Sobol	(11)

10.15	Amended and Restated KNBT Executive Incentive Plan	(12)

10.16	Form of Performance Agreement	(12)

10.17	2006 Performance Bonus Targets	(13)

21.0	Subsidiaries of the Registrant - Reference is made to "Item 1. Business" for the required information

23.0	Consent of Grant Thornton LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certifications	Filed herewith
____________
(1)	Incorporated by reference from KNBT's Current Report on Form 8-K/A filed on December 14, 2004 with the Securities and Exchange Commission (File No. 000-50426).
(2)	Incorporated by reference from KNBT's Registration Statement on Form S-1 filed on June 6, 2003, as amended, and declared effective on August 12, 2003 (Registration No. 333-105899).
(3)
Incorporated by reference from KNBT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005 (File No. 000-50426).

(4)	Incorporated by reference from KNBT’s Current Report on Form 8-K/A filed on January 27, 2005, with the Securities and Exchange Commission (File No. 000-50426).
(5)	Incorporated by reference from First Colonial's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994 (File No. 000-11526).
(6)	Incorporated by reference from First Colonial's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1995 (File No. 000-11526).
(7)	Incorporated by reference from First Colonial's quarterly report on Form 10-Q, for the quarter ended June 30, 2001 (File No. 000-11526).
(8)	Incorporated by reference from KNBT's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003 filed on March 26, 2004 (File No. 000-50426).
(9)	Incorporated by reference from KNBT’s Definitive Schedule 14A filed on April 2, 2004 with the Securities and Exchange Commission (File No. 000-50426).
(10)
Incorporated by reference from Exhibit 10.2 of the amended Current Report on Form 8-K/A dated as of December 8, 2004 and filed by Northeast Pennsylvania Financial Corp. with the Securities and Exchange Commission on December 16, 2004 (File No. 0-49952).

(11)
Incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K dated as of June 27, 2005 and filed by KNBT with the Securities and Exchange Commission on June 28, 2005 (File No. 000-50426)

(12)	Incorporated by reference from the Current Report on Form 8-K dated as of September 26, 2005 and filed by KNBT with the Securities and Exchange Commission on September 29, 2005 (File No. 000-50426)
(13)	Incorporated by reference from the Current Report on Form 8-K dated as of January 23, 2006 and filed by KNBT with the Securities and Exchange Commission on January 27, 2006 (File No. 000-50426)

(c) Financial Statement Schedules

All financial statement schedules are omitted as the required information is not applicable or presented in the consolidated financial statements or related notes included in Item 8, “Financial Statements and Supplementary Data.”

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNBT BANCORP, INC.

Dated: March 16, 2006	By:	/s/ Scott V. Fainor
SCOTT V. FAINOR, President and
Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 1, 2006.

By:	/s/ Jeffrey P. Feather	/s/ R. Chadwick Paul, Jr.
	JEFFREY P. FEATHER Chairman of the Board and Director March 16, 2006	R. CHADWICK PAUL, JR. Director March 16, 2006

By:	/s/ Scott V. Fainor	/s/ Charles J. Peischl, Esquire
	SCOTT V. FAINOR President, Chief Executive Officer and Director (Principal Executive Officer) March 16, 2006	CHARLES J. PEISCHL, ESQUIRE Director March 16, 2006

By:	/s/ Eugene T. Sobol	/s/ Kenneth R. Smith
	EUGENE T. SOBOL Sr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer) March 16, 2006	KENNETH R. SMITH Director March 16, 2006

By:	/s/ Michael J. Gausling	/s/ R. Charles Stehly
	MICHAEL J. GAUSLING Director March 16, 2006	R. CHARLES STEHLY Director March 16, 2006

By:	/s/ Donna D. Holton	/s/ Richard Stevens, III
	DONNA D. HOLTON Director March 16, 2006	RICHARD STEVENS, III Director March 16, 2006

By:	/s/ Thomas L. Kennedy	/s/ Maria Z. Thulin
	THOMAS L. KENNEDY Director March 16, 2006	MARIA Z. THULIN Director March 16, 2006

By:	/s/ Christian F. Martin, IV
CHRISTIAN F. MARTIN, IV Director March 16, 2006