Form 10-Q
period 2006-03-31
KNBT BANCORP INC
filed 2006-05-10
CIK 1236964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

____________________________________

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2006
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of May 8, 2006, 28,960,445 shares of the Registrant’s common stock were outstanding.

KNBT BANCORP, INC. AND SUBSIDIARIES

INDEX

PART I.

Item 1.     Financial Statements

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
ASSETS
Cash and due from banks	$43,366	$47,989
Interest-bearing deposits with banks	30,089	58,270
Cash and cash equivalents	73,455	106,259
Investment securities available-for-sale	1,061,022	1,119,273
Investment securities held to maturity
(Fair value of $44,405 at March 31, 2006 and $47,074 at December 31, 2005)	45,050	47,368
Federal Home Loan Bank of Pittsburgh stock	36,409	40,239
Mortgage loans held-for-sale	-	556
Loans	1,490,121	1,481,728
Less: Allowance for loan losses	(15,963)	(15,964)
Net loans	1,474,158	1,465,764
Bank owned life insurance	75,861	75,087
Premises and equipment, net	46,794	47,104
Accrued interest receivable	10,958	11,252
Goodwill	104,654	101,496
Other intangible assets, net	30,824	30,840
Other assets	42,819	36,572
TOTAL ASSETS	$3,002,004	$3,081,810

LIABILITIES
Non-interest-bearing deposits	$202,572	$194,549
Interest-bearing deposits	1,672,787	1,657,702
Total deposits	1,875,359	1,852,251
Securities sold under agreements to repurchase	36,887	76,932
Advances from the Federal Home Loan Bank	659,615	705,125
Subordinated debt	38,758	38,872
Accrued interest payable	10,910	9,659
Other liabilities	20,702	22,419
TOTAL LIABILITIES	2,642,231	2,705,258

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share
Authorized: 20,000,000 shares, none issued	-	-
Common stock, par value $0.01 a share	330	330
Authorized: 100,000,000 shares
Issued:
33,926,269 shares at March 31, 2006
33,925,529 shares at December 31, 2005
Additional paid-in capital	335,812	342,144
Retained earnings	130,945	127,471
Treasury stock, at cost; 4,798,900 and 3,861,000 shares at
March 31, 2006 and December 31, 2005, respectively	(77,245)	(61,999)
Unallocated common stock held
by Employee Stock Ownership Plan	(14,164)	(14,366)
Unearned common stock held
by Management Recognition and Retention Plan	-	(7,130)
Accumulated other comprehensive (loss), net	(15,905)	(9,898)
TOTAL SHAREHOLDERS' EQUITY	359,773	376,552

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$3,002,004	$3,081,810

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2006	2005
	(in thousands, except per share data)
	(unaudited)
INTEREST INCOME
Loans, including fees	$22,599	$14,892
Investment securities	13,447	11,728
Other interest	225	346
Total interest income	36,271	26,966

INTEREST EXPENSE
Deposits	9,789	5,099
Securities sold under agreements to repurchase	595	51
Advances from the FHLB and other borrowings	6,514	5,444
Subordinated debt	638	233
Total interest expense	17,536	10,827

NET INTEREST INCOME	18,735	16,139
Provision for loan losses	750	734
Net interest income after provision
for loan losses	17,985	15,405

NON-INTEREST INCOME
Trust revenue	1,063	398
Brokerage services revenue	857	548
Benefit services revenue	1,277	-
Insurance services revenue	648	-
Deposit service charges	1,400	1,105
Lending fees	270	104
Check card/ATM card fees	786	548
Bank owned life insurance	774	652
Net gains on sales of investment securities	138	432
Net gains on sales of residential mortgage loans	48	218
Net (losses) on sale of assets	-	(11)
Net (losses) on sale of other real estate owned	(7)	(17)
Net gains on extinguishment of debt	1,179	-
Other non-interest operating income	491	465
Total non-interest income	8,924	4,442

NON-INTEREST EXPENSES
Compensation and employee benefits	10,674	7,848
Net occupancy and equipment expense	3,107	2,113
Professional fees	762	427
Advertising	414	222
Data processing	613	433
Telecommunication	344	178
Office supplies and postage	587	428
Amortization of mortgage servicing rights	100	84
Amortization of intangible assets	892	547
Other operating expenses	1,864	1,145
Total non-interest expenses	19,357	13,425

Income before income taxes	7,552	6,422
Income taxes	2,072	1,592
NET INCOME	$5,480	$4,830

PER SHARE DATA
Net income - basic	$0.20	$0.17
Net income - diluted	$0.19	$0.17
Cash dividends per common share	$0.07	$0.05

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31, 2006 (unaudited)
	(in thousands)
	Common Stock Number of Shares	Treasury Stock Number of Shares	Common Stock Value	Add'l Paid In Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2006	33,080,609	(3,861,000)	$330	$342,144	$127,471	($14,366)	($7,130)	($9,898)	($61,999)	$376,552

Comprehensive (loss)
Net income					5,480					5,480
Other comprehensive loss net of taxes
and reclassification adjustments								(6,007)		(6,007)
Total comprehensive (loss)										(527)
Reclass of unearned compensation upon
adoption of SFAS 123(R)				(7,130)			7,130
Cash dividends paid					(2,006)					(2,006)
Unallocated ESOP shares committed to employees	11,900			(17)		202				185
Shares issued upon exercise of stock options	740			5						5
Purchases of treasury stock		(937,900)							(15,246)	(15,246)
Stock-based compensation expense				277						277
Amortization of compensation related to MRRP				533						533
Balance at March 31, 2006	33,093,249	(4,798,900)	$330	$335,812	$130,945	($14,164)	-	($15,905)	($77,245)	$359,773

	Three Months Ended March 31, 2005 (unaudited)
	(in thousands, except per share data)
	Common Stock Number of Shares	Treasury Stock Number of Shares	Common Stock Value	Add'l Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2005	29,764,319	(650,000)	$297	$296,403	$113,748	($15,176)	($9,107)	$2,368	($11,179)	$377,354

Comprehensive income
Net income					4,830					4,830
Other comprehensive loss net of taxes
and reclassification adjustments								(7,755)		(7,755)
Total comprehensive (loss)										($2,925)
Cash dividends paid					(1,456)					(1,456)
Unallocated ESOP shares	11,900			(15)		202				187
Shares issued upon exercise of stock options	8,021			45						45
Purchases of treasury stock		(314,000)							(5,086)	(5,086)
Amortization of compensation related to MRRP							531			531
Balance at March 31, 2005	29,784,240	(964,000)	$297	$296,433	$117,122	($14,974)	($8,576)	($5,387)	($16,265)	$368,650

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES:
Net income	$5,480	$4,830
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	750	734
Depreciation and amortization	2,277	1,782
Share based compensation expense	277	6
Management Recognition and Retention Plan expense	533	525
ESOP expense	185	187
Amortization and accretion of securities premiums and discounts, net	(40)	551
Loss on sale of other real estate owned	7	17
Net gains on sales of investment securities	(138)	(432)
Gains on sale of other assets	-	11
Gains on sales of mortgage loans	(48)	(218)
Gains on extinguishment of debt	(1,179)	-
Mortgage loans originated for sale	(5,138)	(13,336)
Mortgage loan sales	5,742	13,790
Changes in assets and liabilities:
Increase in Bank Owned Life Insurance	(774)	(652)
Decrease (Increase) in accrued interest receivable	294	111
Decrease (Increase) in other assets	(2,051)	5,157
Increase (Decrease) in other liabilities and accrued interest payable	(556)	2,823
Net cash provided by operating activities	5,621	15,886

INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available-for-sale	44,555	39,067
Proceeds from calls and maturities of securities held-to maturity	2,356	1,774
Proceeds from sales of securities available-for-sale	9,940	22,334
Purchase of securities available-for-sale	(5,712)	(24,374)
Purchase of securities held to maturity	-	(148)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(342)	(89)
Redemption of Federal Home Loan Bank of Pittsburgh stock	4,172	1,446
Net increase in loans	(9,144)	(18,585)
Cash paid for acquisitions	(5,300)	-
Cash and cash equivalants obtained through acquisitions	1,249	-
Purchase of premises & equipment	(1,041)	(642)
Proceeds from the sale of other assets	527	57
Proceeds from the sale of other real estate owned	58	103
Net cash provided by investing activities	41,318	20,943

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	23,108	21,327
Net increase (decrease) in repurchase agreements	45	1,853
Payment on extinguishment of debt, net	(49,595)	-
Proceeds from long-term debt	38,000	22,000
Payments on long-term debt	(74,054)	(35,822)
Purchase of treasury stock	(15,246)	(5,086)
Proceeds from the exercise of stock options	5	45
Cash dividends paid	(2,006)	(1,456)
Net cash provided by (used in) financing activities	(79,743)	2,861
Increase (Decrease) in cash and cash equivalents	(32,804)	39,690
Cash and cash equivalents January 1,	106,259	86,220
Cash and cash equivalents March 31,	$73,455	$125,910

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$-	$1,100,000
Interest on deposits, advances and other borrowed money	$16,285	$10,131
Supplemental disclosure of non-cash activities
Reclassification of loans receivable to other real estate owned	$130	$765

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

KNBT Bancorp, Inc. (“KNBT” or the “Company”) is a Pennsylvania corporation headquartered in Bethlehem, Pennsylvania. The Company is a registered bank holding company for Keystone Nazareth Bank & Trust Company (the “Bank”), a Pennsylvania-chartered savings bank.

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles (“GAAP”). However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited financial statements and the notes thereto for the Company for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the banking industry. Certain amounts in prior years are reclassified for comparability to the current year’s presentation. Such reclassifications, when applicable have no effect on net income. The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. References to the Company include the Bank and its subsidiaries unless otherwise noted.

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

In addition to the Bank, KNBT’s subsidiaries include KNBT Inv. I, and KNBT Inv. II, the Bank’s wholly owned subsidiaries KLVI, Inc., KLV, Inc., Traditions Settlement Services, Abstractors, Inc., Caruso Benefits Group, Higgins Insurance Associates, and KNBT Securities.

NOTE B - ACQUISITIONS

The Trust Company of Lehigh Valley

On February 28, 2006, the Bank completed its acquisition of Paragon Group, Inc. (“Paragon”), the parent holding company for the Trust Company of Lehigh Valley (“TCLV”), a Pennsylvania-chartered non-depository bank located in Allentown, Pennsylvania. TCLV provided estate, personal trust and investment management services, estate and financial planning and employee retirement benefits administration and had approximately $400 million in assets under administration and management at the time of acquisition. Paragon and TCLV were merged into the Bank. The results of the acquired trust operations are included in KNBT’s results beginning March 1, 2006.

Under the terms of the definitive agreement, the Bank acquired all of the capital stock of Paragon for a purchase price of $5.3 million in cash of which $4.3 million was paid at time of closing and $1.0 million will be payable over an eighteen month period. The escrowed amount will be ultimately payable to Paragon shareholders or to meet potential future obligations of the acquired trust business.

The preliminary purchase price was allocated to the acquired assets and liabilities of Paragon assigned at the date of acquisition and resulted in recording approximately $3.2 million in goodwill. KNBT is in the process of finalizing these values and, as such the allocation of the purchase price is subject to revision.

Northeast Pennsylvania Financial Corp.

On May 19, 2005 KNBT acquired 100% of the outstanding voting shares of Northeast Pennsylvania Financial Corp., (“NEPF”). The results of NEPF’s operations have been included in the consolidated financial statements since the date of acquisition. NEPF was a $784.9 million thrift holding company headquartered in Hazleton, Pennsylvania with 17 community banking offices in five counties in Northeastern Pennsylvania. The acquisition expanded KNBT’s franchise into Luzerne, Schuylkill and Columbia counties and enhanced KNBT’s presence in Carbon and Monroe counties.

Abstractors Inc., and Higgins Insurance Associates, Inc. (“Higgins”) were acquired as part of the NEPF acquisition. Abstractors Inc. provides real estate title and settlement services while Higgins provides commercial, property and casualty, and employee benefit lines of insurance to individuals and businesses. Both Abstractors Inc. and Higgins operate as wholly owned subsidiaries of the Bank.

The aggregate purchase price was approximately $90.9 million in cash and shares of common stock. Based on an exchange ratio of 1.6328, 1,976,195 shares of NEPF common stock were converted into the right to receive 3,226,731 shares of KNBT’s common stock with the 1,976,194 remaining shares of NEPF common stock being converted into the right to receive an aggregate cash consideration of $45.5 million.

The purchase price was allocated to the acquired assets and liabilities of NEPF acquired or assumed as of the date of acquisition. This transaction was accounted for using the purchase method of accounting in accordance with SFAS No. 141.

Caruso Benefits Group, Inc.

On April 1, 2005, the Bank acquired Caruso Benefits Group, Inc. (“Caruso”), a benefits management firm based in Bethlehem, Pennsylvania. Caruso specializes in benefits management with an emphasis on group medical, life and disability. Caruso’s results of operations are included in KNBT’s results since the date of acquisition. Caruso operates as a wholly owned subsidiary of the Bank.

Under the terms of the stock purchase agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28 million in cash of which $20 million was paid at time of closing and $8 million will be payable over a three-year period, subject to Caruso maintaining certain levels of profitability.

The acquisition resulted in the recording of approximately $10.4 million of goodwill. KNBT also recorded an identifiable intangible asset for Caruso’s customer list of $9.9 million which is being amortized on a straight line basis over 15 years. The expense related to the amortization of the identifiable intangible asset from the Caruso acquisition totaled $165,000 for the  three-month period ended March 31, 2006.

Additional information and disclosures on the NEPF and Caruso acquisitions can be found in the Company’s Form 10-K for the period ended December 31, 2005.

NOTE C - EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of Statement of Financial Accounting Standards No. 128, “Earnings Per Share (SFAS 128)”. Basic and diluted earnings per share for the three months ended March 31, 2006 and 2005 were calculated as follows:

	For the Three Months Ended March 31,
	2006			2005
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share amounts)
Basic earnings per share
Income available to common shareholders	$5,480	28,045,012	$0.20	$4,830	28,226,025	$0.17
Effect of dilutive securities
Stock options		148,669	-		217,581	-
Management Recognition and Retention Plan		232,053	-		94,162	-
Total effect of dilutive securities		380,722	(0.01)		311,743	-
Diluted earnings per share
Income available to common shareholders
plus assumed exercise of options	$5,480	28,425,734	$0.19	$4,830	28,537,768	$0.17

At March 31, 2006, options to purchase 1,242,392 shares at $16.50 to $16.56 per share were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price. At March 31, 2005, KNBT had 1,108,500 stock options at $16.50 per share that were anti-dilutive.

Common stock outstanding for the purpose of calculating basic earnings per share does not include 833,020 and 880,620 unallocated shares held by the Employee Stock Ownership Pan (“ESOP”) at March 31, 2006 and March 31, 2005, respectively. The exclusion of these unallocated shares held by the ESOP is in accordance with the provisions of Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

Unearned and uncommitted Management Recognition and Retention Plan (“MRRP”) shares to be released are not considered to be outstanding for basic earnings per share calculations. At March 31, 2006, unearned MRRP shares totaled 505,600 and uncommitted MRRP shares totaled 176,547. At March 31, 2005, unearned MRRP shares totaled 629,500 and uncommitted MRRP shares totaled 178,547.

NOTE D - INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT’s investment securities held-to-maturity and available-for-sale at March 31, 2006 (unaudited) and December 31, 2005 are as follows:

	At March 31, 2006 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to maturity:
U.S. Government and agencies	$477	$-	$-	$477
Obligations of states and political
subdivisions	5,494	163	-	5,657
Mortgage-backed securities
FNMA	19,201	-	(428)	18,773
CMOs	19,878	-	(380)	19,498
Total mortgage-backed securities	39,079	-	(808)	38,271
Total held to maturity	45,050	163	(808)	44,405

Available for sale:
U.S. Government and agencies	153,898	7	(2,036)	151,869
Obligations of states and political
subdivisions	59,174	1,608	(55)	60,727
Asset-managed funds	4,904	-	(167)	4,737
Mortgage-backed securities
GNMA	2,203	24	(1)	2,226
FHLMC	138,959	41	(3,929)	135,071
FNMA	383,449	219	(11,396)	372,272
CMOs	262,581	28	(9,630)	252,979
Total mortgaged-backed securities	787,192	312	(24,956)	762,548
Corporate and other debt securities	73,566	239	(347)	73,458
Equity securities	6,757	1,017	(91)	7,683
Total available for sale	1,085,491	3,183	(27,652)	1,061,022

Total investment securities	$1,130,541	$3,346	$(28,460)	$1,105,427

	At December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to maturity:
U.S. Government and agencies	$472	$-	$-	$472
Obligations of states and political
subdivisions	5,497	210	-	5,707
Mortgaged-backed securities
FNMA	20,603	-	(287)	20,316
CMOs	20,796	-	(217)	20,579
Total mortgage-backed securities	41,399	-	(504)	40,895
Total held to maturity	47,368	210	(504)	47,074

Available for sale:
U.S. Government and agencies	158,819	203	(1,614)	157,408
Obligations of states and political
subdivisions	63,181	2,015	(31)	65,165
Asset-managed funds	4,904	-	(157)	4,747
Mortgaged-backed securities
GNMA	2,365	28	(1)	2,392
FHLMC	139,425	64	(2,628)	136,861
FNMA	402,354	357	(7,349)	395,362
CMOs	275,713	41	(6,955)	268,799
Total mortgaged-backed securities	819,857	490	(16,933)	803,414
Corporate and other debt securities	73,605	452	(76)	73,981
Equity securities	13,904	805	(151)	14,558
Total available for sale	1,134,270	3,965	(18,962)	1,119,273

Total investment securities	$1,181,638	$4,175	$(19,466)	$1,166,347

NOTE E - STOCK BASED COMPENSATION

Stock Option Plans

KNBT maintains the 2004 Stock Option Plan (2004 Plan), as well as the stock option plans from prior acquisitions. The 2004 Plan allows KNBT to grant options up to an aggregate of 2,020,118 shares of common stock to key employees and directors. The options have a term of ten years when they are issued and typically vest over a five-year period, except for options granted to directors that vest over an eight-year period. The exercise price of each option is the market price of KNBT’s stock on the date of grant.

On January 1, 2006, KNBT adopted Statement of Financial Accounting Statement (SFAS) No. 123(R) (revised 2004), “Share-Based Payment”. Statement 123(R) replaces Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Prior to January 1, 2006, KNBT accounted for stock options using APB Opinion 25 and pro forma disclosures of net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 were required. KNBT elected the modified prospective transition method for adopting SFAS No. 123(R) through December 31, 2005. Under SFAS No. 123(R) all forms of share-based payments to employees, including stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The provisions apply to all awards granted after the required effective date including existing awards not vested, modified, repurchased, or canceled after that date.

As of January 1, 2006, KNBT began to expense these grants as required by SFAS No. 123(R). Stock-based employee compensation cost pertaining to stock options is reflected in net income, the fair value of each option is estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates variable assumptions, which include: expected volatilities, which are based on historical volatility of KNBT’s traded stock and peer group comparisons; expected term calculated using the simplified method; expected dividend yield based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant. KNBT used historical data to estimate option exercise and employee termination within the valuation model. KNBT used the following weighted average assumptions:

	For the Three Months
	Ended March 31,
	2006	2005

Expected dividend yield	2.50%	2.00%
Expected volatility	22.63%	25.00%
Risk-free interest rate	4.34%	3.97%
Expected option life	6.5 years	7.7 years
Fair Value of Option	$ 3.84	$ 4.41

During the quarters ended March 31, 2006 and 2005, KNBT issued 217,400 and 214,650 new share-based awards, respectively, to certain employees under the 2004 Plan. These share-based awards vest ratably over a five-year period. For the quarter ended March 31, 2005, KNBT issued 214,650 new share-based awards. KNBT’s net income for the three months ended March 31, 2006 was $277,000 or $.01 per basic and diluted share lower than if it had continued to account for share-based compensation under APB No. 25.

The following table illustrates the effect on net income and earnings per share for the three months ended March 31, 2005 if KNBT had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation.

March 31, 2005
(in thousands, except per share amounts)
Net Income
As reported	$4,830
Add: stock-based employee compensation expense
included in reported net income, net
of related tax effects	6
Less: stock-based compensation cost determined
under fair value method for all awards, net
of related tax effects	167
Pro-forma	$4,669

Earnings per share (diluted)
As reported	$0.17
Pro-forma	$0.16

Earnings per share (basic)
As reported	$0.17
Pro-forma	$0.17

The table below is a summary of stock option plans as of March 31, 2006 and changes during the quarter.

	For the Three Months Ended March 31, 2006
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding as of 1/1/2006	1,796,338	$13.58
Issued	217,400	16.51
Exercised	(740)	6.44
Forfeited	(5,000)	16.37
Expired	-	-
Outstanding as of 3/31/2006	2,007,998	$13.89	7.78	$4,939,675

Shares exercisable at 3/31/2006	678,378	$8.98	6.38	$4,999,646

The total intrinsic value of stock options exercised during the first quarter of 2006 was $7,319. The following table summarizes information concerning KNBT’s stock options outstanding at March 31, 2006:

	For the Three Months Ended March 31, 2006
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Stock Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Stock Options Exercisable	Weighted Average Exercise Price
$3.03 - $4.35	57,743	4.61	$4.16	57,743	$4.16
$4.36 - $6.37	331,805	5.60	$5.65	331,805	$5.65
$6.38 - $8.36	77,650	5.97	$6.67	77,650	$6.67
$11.35 - $16.56	1,540,800	8.46	$16.40	211,180	$16.38
	2,007,998			678,378

Compensation cost is generally recognized over the stated vesting period with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). As of March 31, 2006, there was $5.1 million of unrecognized compensation cost related to nonvested stock options, which is expected to be recognized over a weighted-average period of approximately 4.81 years.

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides for 808,047 shares of KNBT’s common stock, subject to adjustment, which may be granted as restricted shares to the Company’s directors, advisory directors, officers and employees. Shares awarded to date under the MRRP are earned by recipients at a rate of 20% per year on the anniversary date of the grant. On May 6, 2004, 638,000 restricted shares were awarded. For the year ended December 31, 2005, 10,000 additional MRRP shares were awarded. At December 31, 2005, 176,547 shares are available for future grants. Since the inception of the MRRP, 16,500 were forfeited and returned to the plan for future grants. Compensation expense for this plan is being recorded over the vesting period or a 60-month period and is based on the market value of KNBT’s stock as of the date the awards were made. KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired is $6.6 million and is reflected as a reduction in shareholders’ equity. As part of the adoption of SFAS 123(R), the unrecognized compensation was reclassified as a component of additional paid in capital. Expense under this plan for the three months ended March 31, 2006 and March 31, 2005 was $533,000 and $525,000, respectively

The Plan also provides for performance share awards. During the first quarter of 2006, the Board of Directors granted restricted stock awards totaling 50,000 shares to two senior executive officers. These shares are earned if corporate performance targets are achieved for the fiscal year 2008. If the targets are achieved, on the third anniversary of the date of grant, 60% of the shares granted will be paid with the remaining 40% paid out on a pro rata basis on the fourth and fifth anniversary date of grant. Furthermore, if the Company exceeds its target goals for the fiscal year 2008, the award will increase by 7,000 shares. The grant specifically excludes accelerated vesting in the event of a change in control. There was no compensation expense related to these performance shares during the three months ended March 31, 2006.

NOTE F - LOANS

A summary of KNBT’s loans receivable at March 31, 2006 (unaudited) and December 31, 2005 is as follows:

	March 31,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
Real Estate
Residential	$460,080	$454,393
Construction	54,916	71,631
Commercial	356,794	336,480
Total real estate	871,790	862,504

Consumer loans	489,508	491,615
Commercial (non-real estate)	127,718	126,122
States and political subdivisions	829	2,017
Total gross loans	1,489,845	1,482,258

Less:
Mortgage loans held-for-sale	-	(556)
Deferred fees	276	26
Total loans	1,490,121	1,481,728

Less: Allowance for loan losses	(15,963)	(15,964)
Total net loans	$1,474,158	$1,465,764

The following table shows the amounts of KNBT’s non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at March 31, 2006 and December 31, 2005.

	March 31,	December 31,
	2006	2005
	(unaudited)
	(dollars in thousands)

Non-accrual loans	$6,951	$6,839
Accruing loans 90 days or more past due	1,258	2,167
Total non-performing loans	8,209	9,006

Other real estate owned	242	162
Total non-performing assets	$8,451	$9,168

Total non-performing loans
as a percentage of loans, net	0.56%	0.61%

Total non-performing loans
as a percentage of total assets	0.27%	0.29%

Total non-performing assets
as a percentage of total assets	0.28%	0.30%

Interest on non-accrual loans which would have been
recorded at the original rate	$382	$301

Interest on non-accrual loans that was reflected in income	-	-
Net decrease in interest income	$(382)	$(301)

KNBT’s recorded investment in impaired loans was $2.3 million at March 31, 2006 and $1.8 million at December 31, 2005. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $617,000 at March 31, 2006 and $304,000 at December 31, 2005. The average impaired loan balance for the three months ended March 31, 2006 was $2.1 million and $325,000 for the three months ended March 31, 2005. During the quarters ended March 31, 2006 and 2005, the Bank received principal payments on impaired loans of $193,000 and $149,000, respectively. Income on impaired loans is recognized by KNBT on a cash basis. KNBT recognized $5,000 in interest income on impaired loans in the three-month period ended March 31, 2006, and did not recognize income on impaired loans for the three-month period ended March 31, 2005.

The following table shows the activity in KNBT’s allowance for loan losses during the periods indicated:

	For the Three Months
	Ended March 31,
	(unaudited)
	2006	2005
	(in thousands)

Allowance for loan losses, beginning of period	$15,964	$10,461
Provision for loan losses	750	734
Charge-offs:
One-to-four family residential	(39)	(15)
Commercial business	(4)	-
Consumer	(793)	(748)
Total charge offs	(836)	(763)
Recoveries on loans previously charged off:
One-to-four family residential	19	1
Commercial business	15	2
Consumer	51	15
Total recoveries	85	18
Net loans charged-off	(751)	(745)

Allowance for loan losses, at period end	$15,963	$10,450

KNBT has loans that were acquired from NEPF, for which at the time of acquisition, there was evidence of deterioration of credit quality since origination and for which it was probable that all contractually required payments would not be collected.  The outstanding balance of loans transferred from NEPF with deteriorated credit quality was approximately $1.6 million at the time of acquisition. The carrying amount of those loans is included in the balance sheet amounts of loans receivable at March 31, 2006 are as follows:

For the Three Months Ended
March 31, 2006
(in thousands)

Outstanding balance	$1,129
Allowance	(239)
Carrying amount (net)	890

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

For the Three Months Ended
March 31, 2006
(in thousands)

Loans aquired during 2005	$1,595
Loans at end of quarter	890

NOTE G - RETIREMENT PLANS

1.  Defined Benefit Plans

KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during the plan year. In October 2003, KNBT froze the future accrual of benefits under this plan. KNBT continues to contribute to this plan for benefits accrued prior to October 2003. KNBT’s contribution to this plan in the three months ended March 31, 2006 and 2005 was $183,000 and $248,000, respectively. KNBT will continue to contribute to this plan for benefits accrued prior to October 2003.

As part of the NEPF merger, KNBT assumed the multiple employer defined benefit pension plan of NEPF. This plan covered all employees who are age 21 and have one year of service. NEPF had amended the plan and froze the benefits for current participants of the plan. For the quarter ended March 31, 2006, KNBT contributed approximately $119,000 to the NEPF pension plan.

KNBT expects to contribute an additional $368,000 to the plans through December 31, 2006.

2.  Directors’ Deferred Plan.

KNBT, as a part of previous acquisitions, assumed the deferred compensation plan for certain former directors of First Colonial. The plan requires defined annual payments for five to fifteen years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. KNBT has recorded the deferred compensation liabilities using the present value method. The net periodic defined benefit expense for the three months ended March 31, 2006 and March 31, 2005 were as follows:

	March 31,
	2006	2005
	(in thousands)

Service cost	$-	$-
Interest cost	17	19
Net amortization and
deferral of prior service costs	-	-
Amortization of unrecognized net loss	1	-

Net periodic benefit cost	$18	$19

KNBT currently expects to contribute a total of approximately $17,000 to this plan in the year ended December 31, 2006.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board issued FASB Staff Position (FSP) SFAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. This method comprises (a) a computational component that establishes a beginning balance of the additional-paid-in-capital pool related to employee compensation: and (b) a simplified method to determine the subsequent impact on the pool of employee awards that are fully vested and outstanding upon adoption of SFAS No. 123(R). The guidance in the FSP was effective November 10, 2005. KNBT has adopted SFAS No. 123(R) using modified prospective application and may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from its initial adoption of SFAS No. 123(R) to evaluate its available transition alternatives and make its one-time election. An entity that elects the transition method described in this FSP is not required to justify the preferability of its election. KNBT is evaluating its options at this time.

In March 2006, the Financial Accounting Standards Board issued Statement No. 156, “Accounting for Servicing of Financial Assets.” Statement No. 156, which is an amendment to SFAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. Statement No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

NOTE I - EXTINGUISHMENT OF DEBT

In March 2006, KNBT repaid $40.0 million in reverse repurchase agreements that had been assumed as part of the NEPF acquisition and repaid a $10.0 million Federal Home Loan Bank advance. The transactions settled at a price less than face value. The gain on the reverse repurchase agreement transaction was $965,000 and the net gain on the repayment of the Federal Home Loan Bank advance was $214,000. These gains included the write offs of intangibles of $712,000.

NOTE J - RECLASSIFICATIONS

Certain reclassifications of prior years’ amounts have been made to conform to the March 31, 2006 presentation.

Item 2.  Management's Discussion and Analysis of  Financial Condition and  Results of Operations

Forward - Looking Statements

The information contained in this Form 10-Q may contain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to the Company or the Bank management's intentions, plans, beliefs, expectations or opinions or with respect to the operation of the Company or its subsidiaries. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of KNBT and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

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

These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements. KNBT undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date of the filing of this Form 10-Q.

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

Goodwill, and other identifiable intangible assets are subject to impairment testing at least annually to determine whether write-downs of the recorded balance are necessary. KNBT tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT’s books to write down the related goodwill to the proper carrying value. As of March 31, 2006, KNBT’s recorded goodwill amounted to $104.7 million compared to $101.5 million at December 31, 2005. During the first quarter of 2006, KNBT completed its acquisition of Paragon and recorded goodwill of approximately $3.2 million with respect to that acquisition.

On January 1, 2006, KNBT changed accounting policy related to share-based compensation in connection with the adoption of SFAS No.123(R). As a part of the transition to SFAS No.123(R), KNBT elected to use the modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to KNBT, SFAS 123(R) applies to new awards and to awards modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite service period has not been rendered, (generally referring to nonvested awards) that are outstanding as of January 1, 2006, is now recognized as the remaining requisite service is rendered. Compensation expense for earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for stock-based compensation.

The fair value of our stock option grants is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. KNBT utilizes the following assumptions when estimating fair value of its stock option grants under SFAS No. 123(R). Expected volatility, based on historical volatility of KNBT’s traded stock and peer group comparisons; expected term, calculated using the simplified method; expected dividend yield, based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant. KNBT uses historical data to estimate option exercise and employee termination within the valuation model.

Comparison of Financial Condition as of March 31, 2006 and December 31, 2005

Assets. KNBT’s total assets were $3.00 billion at March 31, 2006 a decrease of $79.8 million or 2.6% compared to $3.08 billion at December 31, 2005. KNBT’s total loans receivable were $1.49 billion at March 31, 2006, an increase of $8.4 million or 0.57% over the $1.48 billion reported for December 31, 2005. The growth in loans receivable was primarily due to an increase of $5.7 million or 1.3% in residential real estate loans. While real estate construction loans decreased $16.7 million or 23.3% during the quarter, commercial real estate loans increased $20.6 million or 6.1% due to the conversion of a large real estate construction loan to permanent financing. At March 31, 2006, total investment securities decreased $60.6 million or 5.2% to $1.11 billion compared to $1.17 billion at December 31, 2005. During the quarter ended March 31, 2006, there was a decrease in both the available-for-sale and held-to-maturity investment securities portfolios of KNBT. The available-for-sale category decreased $58.3 million or 5.2% while the held to maturity category decreased $2.3 million or 4.9% during the quarter. The decrease in the investment securities portfolios will continue to be used to fund the growth in the loan portfolio, maturing Federal Home Loan Bank (“FHLB”) advances and common stock purchases made through the stock repurchase program. Cash and cash equivalents decreased $32.8 million or 30.9% chiefly as a result of redemption of reverse repurchase agreements at a price of less than the face value of the instruments.

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

   Non-performing loans decreased $797,000 or 8.9% to $8.2 million at March 31, 2006 compared to $9.0 million at December 31, 2005. The decrease was principally due to a $568,000 or 14.0% decline in non-performing residential mortgage loans, and a $272,000 or 10.0% decrease in non-performing consumer loans. Non-performing commercial loan levels were relatively unchanged at March 31, 2006 compared to December 31, 2005. Total non-performing loans as a percentage of net loans improved to 0.56% at March 31, 2006 compared with 0.61% at December 31, 2005.

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

In addition, in establishing the allowance for loan losses, KNBT’s management uses a ten point internal rating system for all loans originated by the Commercial Lending Department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT’s allowance for loan losses. Such agencies may require KNBT to make additional provisions for estimated loan losses based upon judgments different from those of management. As of March 31, 2006, KNBT’s allowance for loan losses was 1.07% of total loans receivable compared to 1.08% and 1.03% at December 31, 2005 and December 31, 2004, respectively.

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

Liabilities. KNBT’s total liabilities were $2.64 billion at March 31, 2006, a decrease of $63.0 million or 2.3% compared to total liabilities of $2.71 billion at December 31, 2005. Total deposits increased $21.3 million or 1.2% to $1.88 billion at March 31, 2006 compared to $1.85 billion at December 31, 2005. This increase reflected, in part, KNBT’s continuing efforts to boost the level of checking accounts and other core deposits. Core deposits consists of all deposits other than certificates of deposit. FHLB advances declined $45.5 million or 6.5% to $659.6 million at March 31, 2006 compared to $705.1 million at December 31, 2005. Maturing advances were the primary reason for the decline. Securities sold under agreements to repurchase declined $40.0 million or 52.1% to $36.9 million at March 31, 2006 compared to $76.9 million at December 31, 2005. The repayment of $40.0 million of repurchase agreements and $10.0 million in FHLB advances, which were acquired in the NPEF acquisition, was precipitated by an analysis of KNBT’s funding and cash flow requirements that allowed KNBT to redeem them at a price less than face value.

Shareholders’ Equity. Shareholders’ equity totaled $359.8 million at March 31, 2006 compared to $376.6 million at December 31, 2005, a decrease of $16.7 million or 4.5%. The decrease in shareholders’ equity was primarily the result of the continued repurchase of KNBT common stock through the Company’s stock repurchase program and the payment of cash dividends. KNBT completed its first repurchase program during the third quarter of 2005. A total of 3,062,486 shares were repurchased through the initial program announced in the third quarter of 2004 at an average price of $15.92. On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares, which commenced in September 2005 upon the completion of the initial buyback program. At March 31, 2006, a total of 1,736,414 shares of KNBT common stock had been purchased pursuant to the second repurchase program at an average cost of $16.42 per share. During the three months ended March 31, 2006, a total of 937,900 shares were repurchased at an average price of $16.25 per share. KNBT declared and paid a cash dividend of $.07 per share during the quarter ended March 31, 2006. This resulted in a decrease in retained earnings of $2.0 million. Also contributing to the decline in shareholders’ equity was a decrease in accumulated other comprehensive income of $6.0 million relating to a decline in unrealized gains on investment securities available-for-sale. Net income for the three months ended March 31, 2006 was $5.5 million.  KNBT committed to release 11,900 shares of the Company’s common stock during the three months ended March 31, 2006 pursuant to the ESOP for a value of $185,000. Regulatory capital for KNBT and the Bank at March 31, 2006 and December 31, 2005 are shown in the following tables.

	At March 31, 2006
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$298,023	16.03%	$ 148,701	8.00%	N/A	N/A
Bank	$264,295	14.30%	$ 147,898	8.00%	$ 184,872	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$281,719	15.16%	$ 74,351	4.00%	N/A	N/A
Bank	$248,332	13.43%	$ 73,949	4.00%	$ 110,923	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$281,719	8.04%	$ 140,094	4.00%	N/A	N/A
Bank	$248,332	8.57%	$ 115,854	4.00%	$ 144,818	5.00%

	At December 31, 2005
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$312,692	16.95%	$147,621	8.00%	N/A	N/A
Bank	$281,866	15.16%	$148,727	8.00%	$185,908	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$296,543	16.07%	$73,811	4.00%	N/A	N/A
Bank	$265,902	14.30%	$74,363	4.00%	$111,545	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$296,543	8.16%	$145,394	4.00%	N/A	N/A
Bank	$265,902	8.80%	$120,895	4.00%	$151,119	5.00%

Liquidity. KNBT’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source.  KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB borrowings in recent years as a cost efficient addition to deposits as a source of funds. The average balance of FHLB borrowings was $694.0 million and $651.9 million for the three months ended March 31, 2006 and March 31, 2005, respectively. To date, KNBT borrowings have consisted primarily of advances from the FHLB in Pittsburgh.

“GAP” Analysis. The following interest rate sensitivity “GAP” table sets forth the amounts of KNBT’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2006, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 12% to 32%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 38%, 8% and 8%, respectively.

	At March 31, 2006
		More than	More than	More than	More than
	3 Months	3 Months	6 Months	1 Year	3 Years	More than
	or Less	to 6 Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets (1):
Deposits at other institutions	$30,089	$-	$-	$-	$-	$-	$30,089
Loans receivable (2)	216,488	85,203	160,689	412,003	261,162	354,576	1,490,121
Investment securities, debt	152,257	63,027	83,887	360,831	228,595	211,057	1,099,654
Investment securities, equity	-	-	-	-	-	42,827	42,827
Total interest-earning
assets	$398,834	$148,230	$244,576	$772,834	$489,757	$608,460	$2,662,691
Cumulative total interest-
earning assets	$398,834	$547,064	$791,640	$1,564,474	$2,054,231	$2,662,691	$2,662,691
Interest-bearing
liabilities:
Savings deposits	$882	$10,563	$10,563	$14,084	$17,604	$211,253	$264,949
Interest-bearing checking deposits	-	14,366	9,578	9,578	4,789	201,129	239,440
Money market deposits	39,005	46,806	31,204	52,007	26,003	195,025	390,050
Certificates of deposit	135,030	121,782	250,445	218,919	50,822	1,350	778,348
FHLB advances and other
borrowings	159,977	36,211	104,556	217,161	135,568	81,787	735,260
Total interest-bearing
liabilities	$334,894	$229,728	$406,346	$511,749	$234,786	$690,544	$2,408,047
Cumulative total interest-
bearing liabilities	$334,894	$564,622	$970,968	$1,482,717	$1,717,503	$2,408,047	$2,408,047
Interest-earning assets
less interest-bearing
liabilities	$63,940	$(81,498)	$(161,770)	$261,085	$254,971	$(82,084)	$254,644
Cumulative interest-rate
sensitivity gap (3)	$63,940	$(17,558)	$(179,328)	$81,757	$336,728	$254,644
Cumulative interest-rate gap as a
percentage of total assets at
March 31, 2006	2.13%	(0.58%)	(5.97%)	2.72%	11.22%	8.48%

Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at March 31, 2006	119.09%	96.89%	81.53%	105.51%	119.61%	110.57%

(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustment or contractual maturity.

(2) For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds and deferred loan fees.

(3) Interest-rate sensitivity gap represents the net difference between interest-earning assets and interest-bearing liabilities.

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General. KNBT’s net income increased by $650,000, or 13.5% to $5.5 million for the three months ended March 31, 2006 compared to $4.8 million for the three months ended March 31, 2005. Net income increased during the 2006 period due to higher levels of net interest income and non-interest income. These increases were partially offset by increases in non-interest expense. The primary reason for the increase in net interest income in the first quarter of 2006 compared to the first quarter of 2005 was the NEPF acquisition completed in May 2005, which resulted in a substantial increase in the average balances of KNBT’s interest-earning assets. For the three months ended March 31, 2006, the primary reasons for growth in non-interest income were increased revenues from KNBT Securities combined with revenues from Caruso and the NEPF subsidiary Higgins Insurance, companies acquired by KNBT. Also, KNBT redeemed $40.0 million in reverse repurchase agreements and $10.0 million in FHLB advances at a price less than face value that resulted in a gain of $1.2 million. Non-interest expense increased in the first quarter of 2006 compared to the first quarter of 2005 due chiefly to the increased staffing, occupancy and other operating expenses due to the acquisitions of NEPF and Caruso. Also, contributing to the increase in non-interest expense was the January 1, 2006 implementation of SFAS 123(R) which increased non-interest expense by $277,000 in the first quarter of 2006.

Net Interest Income. Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is the primary source of earnings for KNBT. Therefore, the interest rate environment has material impact on KNBT’s earnings. Generally, KNBT is able to increase net interest income at a faster pace when the spread between short-term and long-term Treasury rates is positive. This is due to funding costs being more directly tied to shorter-term rates, while loan rates are tied to intermediate through longer-term rates. However, in 2004, the yield curve flattened and has remained so through March 31, 2006. This has applied pressure to yields on KNBT’s interest earning assets. KNBT expects to benefit from any substantial sustained increase in interest rates on the longer end of the yield curve should they occur.

For the three months ended March 31, 2006, KNBT’s net interest income was $18.7 million, an increase of $2.6 million or 16.1% compared to $16.1 million for the three months ended March 31, 2005. KNBT’s average interest-earning assets totaled $2.7 billion for the three months ended March 31, 2006 compared to $2.2 billion for the three months ended March 31, 2005. Average interest-bearing liabilities totaled $2.4 billion for the three months ended March 31, 2006 compared to $1.9 billion for the three months ended March 31, 2005. KNBT’s average interest rate spread on a tax equivalent basis was 2.63% and 2.72% for the three months ended March 31, 2006 and 2005, respectively.

The net interest margin, a measure of net interest income performance, is determined by dividing net interest income on a tax equivalent basis by the average balance of total interest-earning assets. For the three months ended March 31, 2006 and 2005, the net interest margin on a tax equivalent basis was 2.89% and 3.05%, respectively. The decline in KNBT’s average interest rate spread and net interest margin for the three months ended March 31, 2006 compared to three months ended March 31, 2005 was primarily attributable to continued industry-wide interest rate compression due to a flattening yield curve.

KNBT presents its net interest margin on a tax equivalent basis because management believes that presentation of its net interest margin on a tax equivalent basis provides information that is useful for a proper understanding of the operating results of KNBT's business. These disclosures should not be viewed as a substitute for operating results determined in accordance with GAAP nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies. Without the adjustment for tax-free income, the net interest margin was 2.80% and 2.94% for the quarters ended March 31, 2006, and 2005, respectively.

Interest Income. KNBT’s total interest income was $36.3 million for the three-month period ended March 31, 2006, a $9.3 million or 34.5% increase compared to $27.0 million in total interest income for the three-month period ended March 31, 2005. For the three months ended March 31, 2006, interest income on loans was $22.6 million, a $7.7 million or 51.8% increase compared to $14.9 million for the three months ended March 31, 2005. Interest income on investment securities for the three months ended March 31, 2006 was $13.4 million, a $1.7 million increase or 14.7% increase over same period in 2005. The reason for the increase in total loan interest income and total investment securities income was primarily volume driven. The average balances of loans receivable increased $465.8 million or 45.6% to $1.5 billion for the three months ended March 31, 2006 compared to $1.0 billion for the three months ended March 31, 2005. The average balances of investment securities increased $51.9 million or 4.6% to $1.18 billion for the three months ended March 31, 2006 compared to $1.13 billion for the same period in 2005. Increases in the loan and investment securities categories in the first quarter of 2006 compared to the first quarter of 2005 was due primarily to the NEPF acquisition and internal growth in the commercial real estate loan portfolio.

Interest Expense. KNBT’s total interest expense for the three months ended March 31, 2006 was $17.5 million, an increase of $6.7 million or 62.0%, compared to $10.8 million for the same period in 2005. Interest expense on deposits totaled $9.8 million for the three months ended March 31, 2006, an increase of $4.7 million or 92.0%, compared to $5.1 million for the three months ended March 31, 2005. Interest on FHLB advances, subordinated debt and securities sold under agreement to repurchase increased by an aggregate of $2.0 million or 35.2% to $7.7 million for the three months ended March 31, 2006 compared to $5.7 million for the same period in 2005. The reason for the increase in interest expense on deposits for the three months ending March 31, 2006 and 2005 was an increase in both the average balance and in the average rate paid on deposits. The Federal Reserve’s increases in short-term rates throughout 2005 and into 2006, increased market rates generally and resulted in KNBT increasing the average rates paid on deposits by 70 basis points to 2.40%. The average balances of interest-bearing deposits increased $430.3 million or 35.9% to $1.6 billion at March 31, 2006 compared to $1.2 billion at March 31, 2005. The primary reason for the increase in interest expense on FHLB advances and subordinated debt in for the three months ending March 31, 2006 as compared with the same period in 2005 was an increase in the average balance of such instruments due to the assumption of FHLB advances and Trust Preferred securities from NEPF.

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

	For the Three Months Ended March 31,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets
Interest-bearing balances with banks	$22,622	$225	3.98%	$60,543	$346	2.29%
Investment securities
Taxable (1)	1,111,077	12,670	4.56%	1,017,927	10,566	4.15%
Non-taxable (2)	67,291	1,196	7.11%	108,544	1,759	6.48%
Loans receivable (2) (3)	1,487,095	22,773	6.13%	1,021,335	14,920	5.84%
Allowance for loan losses	(15,882)			(10,393)
Net loans	1,471,213	22,773	6.19%	1,010,942	14,920	5.90%
Total interest-earning assets	2,672,203	36,864	5.52%	2,197,956	27,591	5.02%
Non-interest-earning assets	346,673	-		202,307	-
Total assets, interest income	$3,018,876	36,864		$2,400,263	27,591
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Demand deposits	$229,219	279	0.49%	$176,622	71	0.16%
Money market deposits	370,750	2,614	2.82%	247,648	792	1.28%
Savings deposits	260,759	285	0.44%	209,538	249	0.48%
Certificates of deposit	768,051	6,611	3.44%	564,659	3,987	2.82%
Total interest-bearing deposits	1,628,779	9,789	2.40%	1,198,467	5,099	1.70%

Securities sold under agreements
to repurchase	68,182	595	3.49%	18,732	51	1.09%
FHLB advances	693,955	6,514	3.75%	651,901	5,444	3.34%
Other debt	38,831	638	6.57%	15,464	233	6.03%
Total interest-bearing liabilities	2,429,747	17,536	2.89%	1,884,564	10,827	2.30%

Non-interest-bearing liabilities
Non-interest-bearing deposits	185,614	-	-	123,805	-	-
Other liabilities	33,120	-	-	13,969	-	-
Total liabilities	2,648,481	17,536		2,022,338	10,827
Shareholders' equity /retained earnings	370,395	-	-	377,925	-	-
Total liabilities and shareholders'
equity, interest expense	$3,018,876	17,536		$2,400,263	10,827

Net interest income on tax equivalent basis (2)		19,328			16,764
Net interest spread on
tax equivalent basis (4)			2.63%			2.72%
Net interest margin
tax equivalent basis (5)			2.89%			3.05%
Tax-exempt adjustment		(593)	(0.09%)		(625)	(0.11%)

Net interest income and margin (4)		$18,735	2.80%		$16,139	2.94%
Average interest-earning assets
to average interest-bearing liabilities			109.98%			116.63%

(1)	Includes Federal Home Loan Bank stock.
(2)	The indicated interest income and average yields are presented on a taxable equivalent basis. The taxable equivalent adjustments included above are $593,000 and $625,000 for the three months ended March 31, 2006 and 2005, respectively. The effective tax rate used for the taxable equivalent adjustment was 35%.
(3)	Loan (expenses) fees of $49,192 and $(24,041) for the three months ended March 31, 2006 and 2005, respectively, are included in interest income. Average loan balances include non-accruing loans of $6.9 million and $3.8 million and average loans held-for-sale of $559,000 and $1.4 million for the three months ended March 31, 2006 and 2005, respectively.
(4)	Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax equivalent basis, and the rate paid on interest-bearing liabilities. On a GAAP basis, the Company's net interest spread was 2.57% and 2.61% for the three months ended March 31, 2006 and 2005.
(5)	Net interest margin is computed on a GAAP basis by dividing net interest income by average interest-earning assets.

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

	Three Months Ended March 31, 2006
	Compared to Three Months Ended March 31, 2005
	Increase (Decrease)		Total
	Due to		Increase
	Rate	Volume	(Decrease)
	(in thousands)
Interest Income:
Interest bearing deposits with banks	$96	$(217)	$(121)
Investment securities	973	568	1,541
Loans receivable, net	1,049	6,804	7,853
Total interest-earning assets	2,118	7,155	9,273

Interest Expense:
Savings deposits	(25)	61	36
Demand deposits	187	21	208
Money market deposits	1,428	394	1,822
Certificates of deposit	1,188	1,436	2,624
Total interest-bearing deposits	2,778	1,912	4,690

Securities sold under agreements
to repurchase	409	135	544
FHLB advances and other borrowings	718	352	1,070
Other debt	54	351	405
Total interest-bearing liabilities	3,959	2,750	6,709

(Decrease) increase in net
interest income	$(1,841)	$4,405	$2,564

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

KNBT made a provision for loan losses of $750,000 for the three months ended March 31, 2006 compared to $734,000 for the three months ended March 31, 2005. The allowance for loan loss to total loans was to 1.07% at March 31, 2006 compared to 1.08% at December 31, 2005. KNBT has made provisions in order to maintain the allowance for loan losses at a level, that to the best of its knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate at this time. For the three months ended March 31, 2006, charge-offs were primarily related to consumer loans. Non-performing loans totaled $8.2 million and $9.0 million at March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, KNBT’s allowance for loan losses equaled 194.4% of non-performing loans compared to 177.3% at December 31, 2005.

Non-Interest Income. Non-interest income increased $4.5 million or 100.9% to $8.9 million for the three months ended March 31, 2006 compared to $4.4 million for the three months ended March 31, 2005. The increase was primarily the result of an increase of $665,000 or 167.1% in trust revenue, an increase of $309,000 or 56.4% in brokerage services revenue, a gain of $1.2 million on the extinguishment of debt, $1.3 million in benefit services revenues from Caruso acquired in April 2005, and $648,000 in insurance service revenue from Higgins acquired as part of the NEPF acquisition. The increase in trust revenue was the primarily the result of additional revenues provided from the Trust Department acquired as part of the NEPF acquisition and the inclusion of one month’s activity from the recently acquired TCLV. Brokerage revenues increased as a result of increased securities brokerage activity reflecting increased penetration by the sales force of KNBT Securities in its marketing areas in both existing and recently expanded territories. The $1.2 million gain on the extinguishment of debt, which includes $712,000 related to the reversal of intangible assets recorded as part of the NEPF acquisition, was partially offset by a $294,000 or 68.1% reduction in gain on sale of investment securities and a $170,000 or 78.0% decrease in gain on sale on loans.

Non-Interest Expense. Non-interest expense increased by $5.9, or 44.2%, to $19.4 million for the three months ended March 31, 2006 compared to $13.4 million for the three months ended March 31, 2005. The major factors for the increase were higher compensation and benefit expenses, higher occupancy and equipment expenses, increased advertising expense, telecommunication expense, amortization of intangible assets, and other operating expenses. Compensation and benefit expenses increased $2.8 million or 36.0% to $10.7 million, compared to the three months ended March 31, 2005. The increase reflects the addition of 7 employees from the April 2005 acquisition of Caruso and approximately 180 employees from the NEPF acquisition in May 2005 as well as the impact of SFAS No. 123(R). Net occupancy and equipment costs increased $994,000 or 47.0% to $3.1 million for the three months ended March 31, 2006 as compared to $2.1 million for the three months ended March 31, 2005. The increase in net occupancy and equipment costs were primarily due to the addition of 16 full service branches acquired in the NEPF acquisition, as well as an administrative office building and two other properties housing banking units in Hazleton, Pennsylvania. Advertising expenses increased $192,000 or 86.5%, and telecommunications costs increased $166,000 or 93.3% for three months ended March 31, 2006 compared to the same period in 2005. Increased marketing costs to establish a market identity in the market area primarily served by NEPF was the main reason for the increase in advertising costs while the increased costs of systems conversions to connect the former NEPF office network to the KNBT network and its ongoing operation was the primary cause for the telecommunications cost increase. Amortization of intangible assets increased $345,000 or 63.1% and other operating expenses increased $719,000 or 62.8% for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in amortization of intangible asset expense was the result of the mark-to-market of NEPF and Caruso assets and liabilities as required by SFAS No. 141 Business Combinations. The other operating expense increase was the result of increased deposit expense, lending expense, and travel expenses fueled primarily by addition of subsidiaries and the growth of the Bank.

Income Tax Expense. KNBT’s income tax expense was $2.1 million for the three months ended March 31, 2006 compared with $1.6 million for the three months ended March 31, 2005. The effective income tax rate for the three months ended March 31, 2006 was 27.4% as compared to 24.8% for the three-month period ended March 31, 2005. The higher effective tax rate for three months ended March 31, 2006 of 27.4% was primarily the result of lower non-taxable investment securities income and higher levels of taxable income.

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

Changes in Internal Control Over Financial Reporting. No change in KNBT’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect, KNBT’s internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1. Legal Proceedings

There are no matters required to be reported under this item.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in KNBT’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth information regarding KNBT’s repurchases of its common stock during the quarter ended March 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)
				2,352,783
January 1 - 31, 2006	484,200	$16.35	484,200	1,868,583
February 1 - 28, 2006	166,800	$15.94	166,800	1,701,783
March 1 - 31, 2006	286,900	$16.27	286,900	1,414,883
Total	937,900	$16.25	937,900	N/A

(1)	On October 27, 2004, the Board of Directors authorized the repurchase of up to 3,062,486 shares or approximately 10% of its outstanding common stock. This repurchase plan was completed during the third quarter of 2005. On July 27, 2005, the Board of Directors authorized the repurchase of an additional 3,151,297 shares of which 1,736,414 shares had been repurchased as of March 31, 2006.

Item 3. Defaults Upon Senior Securities

(a)	There were no matters required to be reported under this item.
(b)	There were no matters required to be reported under this item.

Item 4. Submission of Matters to a Vote of Security Holders

On May 4, 2006, the Company held its Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company’s Board of Directors. Shareholders of record as of March 17, 2006, received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and  the result of the vote.

1.  The  following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors:

	For	Withheld

Michael J. Gausling	25,817,592	580,835
Donna D. Holton	25,832,250	566,177
Richard Stevens, III	25,823,645	574,782
Maria Zumas Thulin	25,807,637	590,790

2. To ratify the appointment of Grant Thornton LLP as independent auditors for the year ended December 31, 2006.

For	Against	Abstain

26,164,820	117,160	116,447

Item 5. Other Information

(a)	There were no matters required to be reported under this item.
(b)	There were no matters required to be reported under this item.

Item 6. Exhibits

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

KNBT BANCORP, INC.

DATE:	May 10, 2006	BY:	/S/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

DATE:	May 10, 2006	BY:	/S/ Eugene T. Sobol
Eugene T. Sobol
Senior Executive Vice President, Chief Financial
Officer and Treasurer