Form 10-Q
period 2006-06-30
KNBT BANCORP INC
filed 2006-08-09
CIK 1236964

=======================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q

____________________________________

(Mark One)

[ x ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2006
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
YES	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
YES	NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of August 7, 2006, 27,724,906 shares of the Registrant’s common stock were outstanding.

KNBT BANCORP, INC. AND SUBSIDIARIES

INDEX

PART I.

Item 1.     Financial Statements

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
ASSETS
Cash and due from banks	$47,086	$47,989
Interest-bearing deposits with banks	49,992	58,270
Federal Funds sold	35,000	-
Cash and cash equivalents	132,078	106,259
Investment securities available-for-sale	944,627	1,119,273
Investment securities held to maturity
(Fair value of $42,181 at June 30, 2006 and $47,074 at December 31, 2005)	43,000	47,368
Federal Home Loan Bank of Pittsburgh stock	35,273	40,239
Mortgage loans held-for-sale	20	556
Loans	1,540,447	1,481,728
Less: Allowance for loan losses	(16,600)	(15,964)
Net loans	1,523,847	1,465,764
Bank owned life insurance	76,642	75,087
Premises and equipment, net	50,549	47,104
Accrued interest receivable	9,609	11,252
Goodwill	107,608	101,496
Other intangible assets, net	29,838	30,840
Other assets	41,394	36,572
TOTAL ASSETS	$2,994,485	$3,081,810

LIABILITIES
Non-interest-bearing deposits	$205,847	$194,549
Interest-bearing deposits	1,706,950	1,657,702
Total deposits	1,912,797	1,852,251
Securities sold under agreements to repurchase	54,861	76,932
Advances from the Federal Home Loan Bank	613,487	705,125
Subordinated debt	38,642	38,872
Accrued interest payable	11,840	9,659
Other liabilities	21,035	22,419
TOTAL LIABILITIES	2,652,662	2,705,258

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share
Authorized: 20,000,000 shares, none issued	-	-
Common stock, par value $0.01 a share	330	330
Authorized: 100,000,000 shares
Issued:
33,944,287 shares at June 30, 2006
33,925,529 shares at December 31, 2005
Additional paid-in capital	336,722	342,144
Retained earnings	134,601	127,471
Treasury stock, at cost; 5,932,100 and 3,861,000 shares at
June 30, 2006 and December 31, 2005, respectively	(95,559)	(61,999)
Unallocated common stock held
by Employee Stock Ownership Plan	(13,961)	(14,366)
Unearned common stock held
by Management Recognition and Retention Plan	-	(7,130)
Accumulated other comprehensive loss, net	(20,310)	(9,898)
TOTAL SHAREHOLDERS' EQUITY	341,823	376,552

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,994,485	$3,081,810

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(in thousands, except per share data)
	(unaudited)
INTEREST INCOME
Loans, including fees	$23,494	$18,162	$46,092	$33,054
Investment securities	12,925	12,907	26,372	24,635
Other interest	243	542	468	888
Total interest income	36,662	31,611	72,932	58,577

INTEREST EXPENSE
Deposits	10,749	6,349	20,538	11,448
Securities sold under agreements to repurchase	434	308	1,028	359
Advances from the FHLB	6,268	6,461	12,782	11,905
Subordinated debt	690	433	1,328	666
Total interest expense	18,141	13,551	35,676	24,378

NET INTEREST INCOME	18,521	18,060	37,256	34,199
Provision for loan losses	1,200	534	1,950	1,268
Net interest income after provision
for loan losses	17,321	17,526	35,306	32,931

NON-INTEREST INCOME
Trust revenue	1,331	420	2,394	818
Brokerage services revenue	971	568	1,828	1,116
Benefit services revenue	1,653	1,518	2,930	1,518
Insurance services revenue	742	315	1,390	315
Deposit service charges	1,481	1,321	2,881	2,426
Lending fees	255	299	526	403
Check card/ATM card fees	859	679	1,645	1,227
Bank owned life insurance	781	712	1,555	1,364
Net gains on sales of investment securities	1,597	24	1,735	456
Net gains on sales of residential mortgage loans	7	263	55	481
Net losses on sale of assets	-	(61)	(1)	(72)
Net gains (losses) on sale of other real estate owned	3	3	(3)	(14)
Net gains on extinguishment of debt	-	-	1,179	-
Other non-interest operating income	769	495	1,415	960
Total non-interest income	10,449	6,556	19,529	10,998

NON-INTEREST EXPENSES
Compensation and employee benefits	11,147	9,479	21,821	17,327
Net occupancy and equipment expense	2,964	2,476	6,227	4,589
Professional fees	893	756	1,654	1,183
Advertising	460	249	873	471
Data processing	653	482	1,265	915
Telecommunication	362	243	706	421
Office supplies and postage	584	547	1,171	975
Amortization of mortgage servicing rights	87	114	187	198
Amortization of intangible assets	925	782	1,818	1,329
Other operating expenses	1,325	1,842	3,191	2,987
Total non-interest expenses	19,400	16,970	38,913	30,395

Income before income taxes	8,370	7,112	15,922	13,534
Income taxes	2,464	1,874	4,536	3,466
NET INCOME	$5,906	$5,238	$11,386	$10,068

PER SHARE DATA
Net income - basic	$0.22	$0.18	$0.41	$0.35
Net income - diluted	$0.21	$0.18	$0.40	$0.35
Cash dividends per common share	$0.08	$0.06	$0.15	$0.11

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Six Months Ended June 30, 2006 (unaudited)
	(in thousands, except per share data)
	Common	Treasury						Accumulated
	Stock	Stock	Common	Add'l		Unallocated	Unearned	Other
	Number of	Number of	Stock	Paid In	Retained	ESOP	MRRP	Comprehensive	Treasury
	Shares	Shares	Value	Capital	Earnings	Shares	Shares	Loss	Stock	Total
Balance January 1, 2006	33,080,609	(3,861,000)	$330	$342,144	$127,471	($14,366)	($7,130)	($9,898)	($61,999)	$376,552

Comprehensive income
Net income					11,386					11,386
Other comprehensive loss net of taxes
and reclassification adjustments								(10,412)		(10,412)
Total comprehensive loss										974
Reclass of unearned compensation upon
adoption of SFAS 123(R)				(7,130)			7,130
Cash dividends paid					(4,256)					(4,256)
Unallocated ESOP shares committed to employees	23,801			(34)		405				371
Shares issued upon exercise of stock options	18,758			106						106
Purchases of treasury stock		(2,071,100)							(33,560)	(33,560)
Share-based compensation expense				568						568
Amortization of compensation related to MRRP				1,068						1,068
Balance at June 30, 2006	33,123,168	(5,932,100)	$330	$336,722	$134,601	($13,961)	-	($20,310)	($95,559)	$341,823

	Six Months Ended June 30, 2005 (unaudited)
	(in thousands, except per share data)
	Common Stock Number of Shares	Treasury Stock Number of Shares	Common Stock Value	Add'l Paid-In Capital	Retained Earnings	Unallocated ESOP Shares	Unearned MRRP Shares	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance January 1, 2005	29,764,319	(650,000)	$297	$296,403	$113,748	($15,176)	($9,107)	$2,368	($11,179)	$377,354

Comprehensive income
Net income					10,068					10,068
Other comprehensive loss net of taxes
and reclassification adjustments								(708)		(708)
Total comprehensive loss										9,360
Cash dividends paid					(3,185)					(3,185)
Unallocated ESOP shares	23,801			(49)		405				356
Shares issued upon exercise of stock options	17,449			86						86
Acquisition of Northeast Pennsylvania Financial Corp.	3,226,731		33	45,432						45,465
Purchases of treasury stock		(1,714,600)							(26,079)	(26,079)
Amortization of compensation of advisory directors options				9						9
MRRP share awards				151			-151			-
Amortization of compensation related to MRRP							1,060			1,060
Balance at June 30, 2005	33,032,300	(2,364,600)	$330	$342,032	$120,631	($14,771)	($8,198)	$1,660	($37,258)	$404,426

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2006	2005
	(in thousands)
OPERATING ACTIVITIES:
Net income	$11,386	$10,068
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	1,950	1,268
Depreciation and amortization	4,543	3,310
Share based compensation expense	568	9
Management Recognition and Retention Plan expense	1,068	1,060
ESOP expense	371	356
Amortization and accretion of securities premiums and discounts, net	(119)	915
Loss on sale of other real estate owned	3	14
Net gains on sales of investment securities	(1,735)	(456)
Loss on sale of other assets	1	72
Gains on sales of mortgage loans	(55)	(481)
Gains on extinguishment of debt	(1,179)	-
Mortgage loans originated for sale	(7,402)	(29,207)
Mortgage loan sales	7,993	30,467
Changes in assets and liabilities:
Increase in bank owned life insurance	(1,555)	(1,363)
Decrease in accrued interest receivable	1,643	745
Increase in other assets	(1,856)	(257)
Increase (decrease) in other liabilities and accrued interest payable	959	(657)
Net cash provided by operating activities	16,584	15,863

INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available-for-sale	106,828	85,620
Proceeds from calls and maturities of securities held-to maturity	4,992	2,521
Proceeds from sales of securities available-for-sale	69,206	56,600
Purchase of securities available-for-sale	(15,879)	(25,289)
Purchase of securities held to maturity	(553)	-
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,209)	(414)
Redemption of Federal Home Loan Bank of Pittsburgh stock	6,175	1,891
Net increase in loans	(58,719)	(42,076)
Cash paid for acquisitions	(8,034)	(65,452)
Cash and cash equivalants obtained through acquisitions	1,249	52,021
Purchase of premises and equipment	(6,187)	(1,544)
Proceeds from the sale of other assets	759	1,029
Proceeds from the sale of other real estate owned	159	202
Net cash provided by investing activities	98,787	65,109

FINANCING ACTIVITIES:
Net increase (decrease) in deposits	60,546	(3,479)
Net increase in repurchase agreements	17,472	9,177
Payment on extinguishment of debt, net	(49,595)	-
Proceeds from long-term debt	72,000	49,500
Payments on long-term debt	(152,263)	(114,526)
Purchase of treasury stock	(33,560)	(26,079)
Proceeds from the exercise of stock options	106	86
Cash dividends paid	(4,256)	(3,185)
Net cash used in financing activities	(89,550)	(88,506)
Increase (decrease) in cash and cash equivalents	25,821	(7,534)
Cash and cash equivalents at January 1,	106,259	86,220
Cash and cash equivalents at June 30,	$132,078	$78,686

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$2,274	$900
Interest on deposits, advances and other borrowed money	$33,495	$24,158
Supplemental disclosure of non-cash activities
Reclassification of loans receivable to other real estate owned	$335	$1,739

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A - PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

    KNBT Bancorp, Inc. (“KNBT” or the “Company”) is a Pennsylvania corporation headquartered in Bethlehem, Pennsylvania. The Company is the registered bank holding company for Keystone Nazareth Bank & Trust Company (the “Bank”), a Pennsylvania-chartered savings bank.

    The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles used in the United States (“GAAP”). However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the Company for the year ended December 31, 2005, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

    The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the unaudited financial information have been made. The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the banking industry. Certain amounts in prior years are reclassified for comparability to the current year’s presentation. Such reclassifications, when applicable, have no effect on net income. The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. References to the Company include the Bank and its subsidiaries unless otherwise noted.

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

    In addition to the Bank, KNBT’s subsidiaries include KNBT Inv. I and KNBT Inv. II, and the Bank’s wholly owned subsidiaries KLVI, Inc., KLV, Inc., Traditions Settlement Services, Abstractors, Inc. (“Abstractors”), Caruso Benefits Group, Inc. (“Caruso”), Higgins Insurance Associates, Inc. (“Higgins”), and KNBT Securities, Inc.

NOTE B - ACQUISITIONS

The Trust Company of Lehigh Valley

    On February 28, 2006, the Bank completed its acquisition of Paragon Group, Inc. (“Paragon”), the parent holding company for the Trust Company of Lehigh Valley (“TCLV”), a Pennsylvania-chartered non-depository bank located in Allentown, Pennsylvania. TCLV provided estate, personal trust and investment management services, estate and financial planning and employee retirement benefits administration and had approximately $400 million in assets under administration and management at the time of its acquisition by the Bank. Paragon and TCLV were merged into the Bank. The results of the acquired trust operations have been included in KNBT’s results since March 1, 2006.

        Under the terms of the definitive merger agreement, the Bank acquired all of the capital stock of Paragon for a purchase price of $5.3 million in cash of which $4.3 million was paid at time of closing and $1.0 million will be payable over an eighteen month period. The escrowed amount will be ultimately payable to Paragon shareholders or to meet potential future obligations of the acquired trust business.

     The preliminary purchase price was allocated to the assets acquired and assumed liabilities of Paragon at the date of acquisition and resulted in recording approximately $3.2 million in goodwill. KNBT is in the process of finalizing these values and, as such the allocation of the purchase price is subject to revision. The Company does not anticipate these revisions to materially affect its financial position.

Northeast Pennsylvania Financial Corp.

On May 19, 2005, KNBT acquired 100% of the outstanding shares of Northeast Pennsylvania Financial Corp., (“NEPF”). The results of NEPF’s operations have been included in the consolidated financial statements beginning on May 19, 2005. NEPF was a $784.9 million thrift holding company headquartered in Hazleton, Pennsylvania with 17 community banking offices in five counties in northeastern Pennsylvania. The acquisition expanded KNBT’s franchise into Luzerne, Schuylkill and Columbia counties and enhanced KNBT’s presence in Carbon and Monroe counties.

Abstractors and Higgins were acquired as part of the NEPF acquisition. Abstractors provides real estate title and settlement services while Higgins provides commercial, property and casualty, and employee benefit insurance to individuals and businesses. Both Abstractors and Higgins operate as wholly owned subsidiaries of the Bank.

The aggregate purchase price was approximately $90.9 million in cash and shares of common stock of KNBT. Based on an exchange ratio of 1.6328, 1,976,195 shares of NEPF common stock were converted into the right to receive 3,226,731 shares of KNBT’s common stock with the 1,976,194 remaining shares of NEPF common stock being converted into the right to receive an aggregate cash consideration of $45.5 million.

The purchase price was allocated to the acquired assets and assumed liabilities of NEPF as of the date of acquisition. This transaction was accounted for using the purchase method of accounting in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 141.

Caruso Benefits Group, Inc.

On April 1, 2005, the Bank acquired Caruso, a benefits management firm based in Bethlehem, Pennsylvania. Caruso specializes in benefits management with an emphasis on group medical, life and disability. Caruso’s results of operations have been included in KNBT’s results since the date of acquisition. Caruso operates as a wholly owned subsidiary of the Bank.

Under the terms of the stock purchase agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28 million in cash of which $20 million was paid at the time of closing and $8 million will be payable over a three-year period, subject to Caruso maintaining certain levels of profitability. KNBT paid $2.7 million to Caruso during the second quarter of 2006 that represents the aggregate obligation through June 30, 2006. The payment was made pursuant to the terms of the purchase agreement relating to the purchase price contingency.

The acquisition resulted in the recording of approximately $10.4 million of goodwill. KNBT also recorded an identifiable intangible asset for Caruso’s customer list of $9.9 million which is being amortized on a straight line basis over 15 years. The expense related to the amortization of the identifiable intangible asset arising from the Caruso acquisition totaled $165,000 and $331,000 for the three and six-months period ended June 30, 2006.

Additional information and disclosures on the NEPF and Caruso acquisitions can be found in the Company’s Form 10-K for the period ended December 31, 2005.

NOTE C - EARNINGS PER SHARE

    The Company calculates earnings per share as provided by the provisions of SFAS No. 128, “Earnings Per Share (SFAS 128)”. Basic and diluted earnings per share for the three and six months ended June 30, 2006 and 2005 were calculated as follows:

	For the Three Months Ended June 30,
		2006			2005
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share amounts)
Basic earnings per share
Income available to common shareholders	$5,906	27,381,824	$0.22	$5,238	29,358,352	$0.18
Effect of dilutive securities
Stock options		153,008	-		196,804	-
Management Recognition and Retention Plan		270,275	-		75,569	-
Total effect of dilutive securities		423,283	(0.01)		272,373	-
Diluted earnings per share
Income available to common shareholders
plus assumed exercise of options	$5,906	27,805,107	$0.21	$5,238	29,630,725	$0.18

	For the Six Months Ended June 30,
		2006			2005
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share amounts)
Basic earnings per share
Income available to common shareholders	$11,386	27,711,586	$0.41	$10,068	28,795,321	$0.35
Effect of dilutive securities
Stock options		152,953	-		205,262	-
Management Recognition and Retention Plan		267,785	-		100,715	-
Total effect of dilutive securities		420,738	(0.01)		305,977	-
Diluted earnings per share
Income available to common shareholders
plus assumed exercise of options	$11,386	28,132,324	$0.40	$10,068	29,101,298	$0.35

    KNBT also had outstanding stock options for the three months and six months ended June 30, 2006 to purchase 1,290,400 and 1,266,528 shares of common stock, respectively, with exercise prices ranging from $16.50 to $16.56 per share. These options were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2006 because the option exercise price was greater than the average market price. KNBT also had outstanding stock options for the three months and six months ended June 30, 2005, to purchase 1,328,743 and 1,291,374 shares of common stock, respectively, with exercise prices ranging from $14.91 to $16.50 per share that were anti-dilutive.

   Common stock outstanding for the purpose of calculating basic earnings per share does not include 821,119 and 868,720 unallocated shares held by the Employee Stock Ownership Pan (“ESOP”) at June 30, 2006 and June 30, 2005, respectively. The exclusion of these unallocated shares held by the ESOP is in accordance with the provisions of Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

    Unearned and uncommitted Management Recognition and Retention Plan (“MRRP”) shares to be released are not considered to be outstanding for basic earnings per share calculations. At June 30, 2006, unearned MRRP shares totaled 379,700 and uncommitted MRRP shares totaled 176,547. At June 30, 2005, unearned MRRP shares totaled 508,800 and uncommitted MRRP shares totaled 173,347.

NOTE D - INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT’s investment securities held-to-maturity and available-for-sale at June 30, 2006 (unaudited) and December 31, 2005 are as follows:

	At June 30, 2006 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to maturity:
U.S. Government and agencies	$556	$-	$-	$556
Obligations of states and political
subdivisions	5,490	172	-	5,662
Mortgage-backed securities
FNMA	18,006	-	(458)	17,548
CMOs	18,948		(533)	18,415
Total mortgage-backed securities	36,954	-	(991)	35,963
Total held to maturity	43,000	172	(991)	42,181

Available for sale:
U.S. Government and agencies	145,940	-	(2,397)	143,543
Obligations of states and political
subdivisions	-	-	-	-
Asset-managed funds	4,904		(176)	4,728
Mortgage-backed securities
GNMA	2,019	20	(2)	2,037
FHLMC	132,980	23	(4,912)	128,091
FNMA	365,067	81	(14,117)	351,031
CMOs	249,936	28	(10,218)	239,746
Total mortgage-backed securities	750,002	152	(29,249)	720,905
Corporate and other debt securities	68,532	257	(645)	68,144
Equity securities	6,496	945	(134)	7,307
Total available for sale	975,874	1,354	(32,601)	944,627

Total investment securities	$1,018,874	$1,526	$(33,592)	$986,808

	At December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to maturity:
U.S. Government and agencies	$472	$-	$-	$472
Obligations of states and political
subdivisions	5,497	210	-	5,707
Mortgaged-backed securities
FNMA	20,603	-	(287)	20,316
CMOs	20,796	-	(217)	20,579
Total mortgage-backed securities	41,399	-	(504)	40,895
Total held to maturity	47,368	210	(504)	47,074

Available for sale:
U.S. Government and agencies	158,819	203	(1,614)	157,408
Obligations of states and political
subdivisions	63,181	2,015	(31)	65,165
Asset-managed funds	4,904	-	(157)	4,747
Mortgaged-backed securities
GNMA	2,365	28	(1)	2,392
FHLMC	139,425	64	(2,628)	136,861
FNMA	402,354	357	(7,349)	395,362
CMOs	275,713	41	(6,955)	268,799
Total mortgaged-backed securities	819,857	490	(16,933)	803,414
Corporate and other debt securities	73,605	452	(76)	73,981
Equity securities	13,904	805	(151)	14,558
Total available for sale	1,134,270	3,965	(18,962)	1,119,273

Total investment securities	$1,181,638	$4,175	$(19,466)	$1,166,347

Management has reviewed the securities listed in the above tables and believe all unrealized losses to be temporary. The unrealized losses are due primarily to changes in market interest rates and other temporary changes in market conditions.

NOTE E - STOCK BASED COMPENSATION

Stock Option Plans

KNBT maintains the 2004 Stock Option Plan (2004 Plan), as well as the stock option plans from prior acquisitions. The 2004 Plan allows KNBT to grant options up to an aggregate of 2,020,118 shares of common stock to key employees and directors. The options have a term of ten years when they are issued and typically vest over a five-year period, except for some options granted to directors that vest over an eight-year period. The exercise price of each option is the market price of KNBT’s stock on the date of grant.

On January 1, 2006, KNBT adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment”. Statement 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principals Bulletin (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Prior to January 1, 2006, KNBT accounted for stock options using APB Opinion No. 25 and included disclosures of pro forma net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been used. KNBT elected the modified prospective transition method for adopting SFAS No. 123(R) through December 31, 2005. Under SFAS No. 123(R) all forms of share-based payments to employees, including stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The provisions apply to all awards granted after the required effective date including existing awards not vested, or which are modified, repurchased, or canceled after that date.

As of January 1, 2006, KNBT began to expense these grants as required by SFAS No. 123(R). Stock-based employee compensation cost pertaining to stock options is reflected in net income with the fair value of each option being estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates variable assumptions, which include: expected volatilities, which are based on historical volatility of KNBT’s traded stock and peer group comparisons; expected term calculated using the simplified method; expected dividend yield based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant. KNBT used historical data to estimate option exercise and employee termination within the valuation model. KNBT used the following assumptions:

	For the Six Months
	Ended June 30,
	2006	2005

Expected dividend yield	2.50%	2.00%
Expected volatility	22.63%	25.00%
Risk-free interest rate	4.34%	3.97%
Expected option life	6.5 years	7.7 years
Fair Value of Option	$3.84	$4.41

KNBT did not grant any share-based options during the three month period ended June 30, 2006. For the six month period ended June 30, 2006, KNBT granted 217,400 shares to certain employees and directors under the 2004 Plan. For the three and six month periods ended June 30, 2005, KNBT granted options covering 13,500 and 228,150 shares, respectively.

The following table illustrates the effect on net income and earnings per share for the three and six months ended June 30, 2005 if KNBT had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation rather than using APB No. 25.

	Three months ended	Six months ended
	June 30, 2005	June 30, 2005

	(in thousands, except per share amounts)
Net income
As reported	$5,238	$10,068
Add: stock-based employee compensation expense
included in reported net income, net
of related tax effects	6	12
Less: stock-based compensation cost determined
under fair value method for all awards, net
of related tax effects	167	327
Pro-forma	$5,077	$9,753

Earnings per share (diluted)
As reported	$0.18	$0.35
Pro-forma	$0.17	$0.34

Earnings per share (basic)
As reported	$0.18	$0.35
Pro-forma	$0.17	$0.34

The table below is a summary of changes to stock option plans for the six months ended June 30, 2006.

	For the Six Months Ended June 30, 2006
			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinstic
	Shares	Exercise Price	Term (in years)	Value
Outstanding as of 1/1/2006	1,796,338	$13.58
Issued	217,400	16.51
Exercised	(18,758)	5.65
Forfeited	(5,000)	16.37
Expired	-	-
Outstanding as of 6/30/2006	1,989,980	$13.97	7.56	$5,074,449

Options exercisable at 6/30/2006	836,860	$10.64	6.53	$4,920,737

The total intrinsic value of stock options exercised during the second quarter of 2006 was $196,291. The following table summarizes information concerning KNBT’s stock options outstanding at June 30, 2006.

	At June 30, 2006
	Options Outstanding			Options Exercisable
		Weighted Average
	Stock	Remaining	Weighted	Stock Options	Weighted
Range of	Options	Contractual	Average	Exercisable	Average
Exercise Prices	Outstanding	Life in Years	Exercise Price		Exercise Price
$3.03 - $4.35	52,278	4.81	$4.21	52,278	$4.21
$4.36 - $6.37	330,527	5.35	$5.65	330,527	$5.65
$6.38 - $8.36	66,375	5.62	$6.70	66,375	$6.70
$11.35 - $16.56	1,540,800	8.21	$16.40	387,680	$16.43
	1,989,980			836,860

Compensation cost is generally recognized over the stated vesting period with the terms of the arrangement (i.e., either on a straight-line or graded-vesting basis). As of June 30, 2006, there was $4.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 4.81 years.

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides for the ability to grant up to 808,047 restricted shares of KNBT’s common stock to the Company’s directors, advisory directors, officers and employees. Shares awarded to date under the MRRP are earned by recipients at a rate of 20% per year beginning on the first anniversary date of the grant. On May 6, 2004, 638,000 restricted shares were awarded. For the year ended December 31, 2005, 10,000 additional MRRP shares were awarded. Since the inception of the MRRP, 16,500 awards were forfeited and returned to the plan for future grants. Compensation expense for this plan is being recorded over the vesting period and is based on the market value of KNBT’s stock as of the date the awards were made. KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as a reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired is $6.1 million and is reflected as a reduction in shareholders’ equity as of June 30, 2006. As part of the adoption of SFAS No. 123(R), the unrecognized compensation was reclassified as a component of additional paid-in capital. Expense under this plan for the three months ended June 30, 2006 and June 30, 2005 was $534,000 and $537,000, respectively. Expense under this plan for both the six months ended June 30, 2006 and 2005 was $1.1 million.

The MRRP also provides for performance share awards. Performance-based grants covering 50,000 shares were made during the six months ended June 30, 2006. These shares are earned if corporate performance targets are achieved for the fiscal year 2008. If the targets are achieved, on the third anniversary of the date of grant, 60% of the shares granted will be earned with the remaining 40% being earned pro rata on the fourth and fifth anniversary date of the grant assuming the recipient remains employed by KNBT at each of such dates. Furthermore, if the Company exceeds its target goals for the fiscal year 2008, the awards will increase in the aggregate by 7,000 shares. The grants specifically excludes accelerated vesting in the event of a change in control. There was no compensation expense related to these performance shares during the three months or six months ended June 30, 2006.

NOTE F - LOANS

A summary of KNBT’s loans receivable at June 30, 2006 (unaudited) and December 31, 2005 is as follows:

	June 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
Real estate
Residential	$477,343	$454,393
Construction	62,919	71,631
Commercial	364,897	336,480
Total real estate	905,159	862,504

Consumer loans	497,217	491,615
Commercial (non-real estate)	136,645	126,122
States and political subdivisions	759	2,017
Total gross loans	1,539,780	1,482,258

Less:
Mortgage loans held-for-sale	(20)	(556)
Deferred fees	687	26
Total loans	1,540,447	1,481,728

Less: Allowance for loan losses	(16,600)	(15,964)
Total net loans	$1,523,847	$1,465,764

The following table shows the amounts of KNBT’s non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned for six months ended June 30, 2006 and for the year ended December 31, 2005.
	Six months ended	Twelve months ended
	June 30, 2006	December 31, 2005
	(unaudited)
	(dollars in thousands)

Non-accrual loans	$6,067	$6,839
Accruing loans 90 days or more past due	988	2,167
Total non-performing loans	7,055	9,006

Other real estate owned	322	162
Total non-performing assets	$7,377	$9,168

Total non-performing loans as a percentage of loans, net	0.46%	0.61%

Total non-performing loans as a percentage of total assets	0.24%	0.29%

Total non-performing assets as a percentage of total assets	0.25%	0.30%

Interest on non-accrual loans which would have been
recorded at the original rate	$412	$301

Interest on non-accrual loans that was reflected in income	-	-
Net decrease in interest income	$(412)	$(301)

KNBT’s recorded investment in impaired loans was $1.9 million at June 30, 2006 and $1.8 million at December 31, 2005. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $398,000 at June 30, 2006 and $304,000 at December 31, 2005. The average impaired loan balance for the six months ended June 30, 2006 was $ 2.1 million and $525,000 for the six months ended June 30, 2005. During the six months ended June 30, 2006 and 2005, the Bank received principal payments on impaired loans of $584,000 and $152,000, respectively. Income on impaired loans is recognized by KNBT on a cash basis. KNBT recognized $5,000 in interest income on impaired loans for the six month period ended June 30, 2006, and did not recognize income on impaired loans for the six month period ended June 30, 2005.

The following table shows the activity in KNBT’s allowance for loan losses during the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands)

Allowance for loan losses, beginning of period	$15,963	$15,731	$15,964	$15,742
Provision for loan losses	1,200	534	1,950	1,268
Charge-offs:
One-to-four family residential	(7)	(30)	(46)	(45)
Commercial business	(298)	(4)	(302)	(4)
Consumer	(449)	(624)	(1,242)	(1,372)
Total charge offs	(754)	(658)	(1,590)	(1,421)
Recoveries on loans previously charged off:
One-to-four family residential	2	7	21	8
Commercial business	134	60	149	62
Consumer	55	86	106	101
Total recoveries	191	153	276	171
Net loans charged-off	(563)	(505)	(1,314)	(1,250)

Allowance for loan losses, at period end	$16,600	$15,760	$16,600	$15,760

NOTE G - RETIREMENT PLANS

1.	Defined Benefit Plans

KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during the plan year. In October 2003, KNBT froze the future accrual of benefits under this plan. KNBT continues to contribute to this plan for benefits accrued prior to October 2003. KNBT’s contribution to this plan in the six months ended June 30, 2006 and 2005 was $183,000 and $131,000, respectively, which is included in compensation and employee benefits expense. KNBT will continue to contribute to this plan for benefits accrued prior to October 2003.

As part of the NEPF merger, KNBT assumed the multiple employer defined benefit pension plan of NEPF. This plan covered all employees who are age 21 or older and have one year of service. NEPF had amended the plan and froze the benefits for the then current participants of the plan. For the six months ended June 30, 2006, KNBT contributed approximately $239,000 to the NEPF pension plan which is included in compensation and employee benefits expense.

KNBT expects to contribute an additional $368,000 in the aggregate to the two pension plans through December 31, 2006.

2.	Directors’ Deferred Plan

KNBT, as a part of previous acquisitions, assumed the deferred compensation plan for certain former directors of First Colonial. The plan requires defined annual payments for five to fifteen years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. KNBT has recorded the deferred compensation liabilities using the present value method. The net periodic defined benefit expense for the three months ended June 30, 2006 and June 30, 2005 was as follows:

	June 30,
	2006	2005
	(in thousands)

Service cost	$-	$-
Interest cost	17	21
Net amortization and
deferral of prior service costs	-	-
Amortization of unrecognized net loss	1	-

Net periodic benefit cost	$18	$21

KNBT currently expects to contribute a total of approximately $17,000 to this plan in the year ended December 31, 2006.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (FSP) SFAS No. 123(R) 3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards,” to provide an alternative transition method for accounting for the tax effects of share-based payment awards to employees. This method comprises (a) a computational component that establishes a beginning balance of the additional-paid-in-capital pool related to employee compensation: and (b) a simplified method to determine the subsequent impact on the pool of employee awards that are fully vested and outstanding upon adoption of SFAS No. 123(R). The guidance in the FSP was effective November 10, 2005. KNBT has adopted SFAS No. 123(R) using modified prospective application and may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from its initial adoption of SFAS No. 123(R) to evaluate its available transition alternatives and make its one-time election. An entity that elects the transition method described in this FSP is not required to justify the preferability of its election. KNBT is evaluating its options at this time.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets.” SFAS No. 156, which is an amendment to SFAS No. 140, simplifies the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. The new standard clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability; requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable; and permits an entity with a separately recognized servicing asset or servicing liability to choose either the amortization method or fair value method for subsequent measurement. SFAS No. 156 is effective for separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption permitted. Adoption of this statement is not expected to have a material effect on results of operations or financial condition.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not anticipate that adoption of FIN 48 will have a material impact on its results of operations or its financial position.

NOTE I - EXTINGUISHMENT OF DEBT

In March 2006, KNBT repaid $40.0 million of reverse repurchase agreements that had been assumed as part of the NEPF acquisition and repaid a $10.0 million Federal Home Loan Bank advance. The transactions settled at a price less than face value. The gain on the reverse repurchase agreement transaction was $965,000 and the net gain on the repayment of the Federal Home Loan Bank advance was $214,000 which included write offs of intangibles totaling $712,000.

NOTE J - TREASURY STOCK

On October 27, 2004, KNBT’s Board of Directors announced its first share repurchase program. Under the initial program, KNBT repurchased a total of 3,062,486 shares at an average price per share of $15.91 and was completed during the third quarter of 2005. On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares, which commenced in September 2005 upon the completion of the initial buyback program. At June 30, 2006, a total of 2,869,614 shares of KNBT common stock had been repurchased pursuant to the second repurchase program at an average price per share of $16.32. On June 26, 2006, the Board of Directors authorized an additional share repurchase program of up to ten percent or approximately 2,807,219 shares of the Company’s outstanding stock. This program will commence upon the completion of the current share buyback program.

NOTE K - RECLASSIFICATIONS

Certain reclassifications of prior years’ amounts have been made to conform to the June 30, 2006 presentation.

Item 2.  Management's Discussion and Analysis of  Financial Condition and  Results of Operations

Forward - Looking Statements

The information contained in this Form 10-Q may contain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to the Company’s management's intentions, plans, beliefs, expectations or opinions or with respect to the operation of the Company or its subsidiaries. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of KNBT and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements:

•	Economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values;

•	The levels of non-interest income and expense and the amount of loan losses;

•	Competitive pressure among depository institutions increases significantly;

•	Changes in the interest rate environment may further reduce interest margins;

•	General economic conditions, either nationally or in the markets in which KNBT is doing business, are less favorable than expected;

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

KNBT considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb the known and inherent losses in the portfolio that are both probable and reasonable to estimate. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, loss given default, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

KNBT recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. In 2005, a valuation allowance of $1.1 million was established to write down the deferred tax asset to its net realizable value. Management believes this valuation allowance is reasonable.

Goodwill, and other identifiable intangible assets are subject to impairment testing at least annually to determine whether write-downs of the recorded balance are necessary. KNBT tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three various market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT’s books to write down the related goodwill to the proper carrying value. As of June 30, 2006, KNBT’s recorded goodwill amounted to $107.6 million compared to $101.5 million at December 31, 2005. During the first quarter of 2006, KNBT completed its acquisition of Paragon and recorded goodwill of approximately $3.2 million with respect to that acquisition. KNBT is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision. The Company does not anticipate these revisions to materially affect its financial position.

On January 1, 2006, KNBT changed accounting policy related to share-based compensation in connection with the adoption of SFAS No.123(R). As a part of the transition to SFAS No.123(R), KNBT elected to use the modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to KNBT, SFAS No. 123(R) applies to new awards and to awards which are modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of awards for which the requisite service period has not been rendered, (generally referring to nonvested awards) that are outstanding as of January 1, 2006, is now recognized as the remaining requisite service is rendered. Compensation expense for earlier awards is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for share-based compensation.

The fair value of our stock option grants is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. KNBT utilizes the following assumptions when estimating fair value of its stock option grants under SFAS No. 123(R): expected volatility, based on historical volatility of KNBT’s traded stock and peer group comparisons; expected term, calculated using the simplified method; expected dividend yield, based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant. KNBT uses historical data to estimate the likelihood of option exercise and employee termination within the valuation model.

Comparison of Financial Condition as of June 30, 2006 and December 31, 2005

Assets. KNBT’s total assets were $3.0 billion at June 30, 2006 a decrease of $87.3 million or 2.8% compared to $3.1 billion at December 31, 2005 primarily due to a decline in investment securities available for sale partially offset by growth of the loan portfolio. KNBT’s total loans receivable increased by $58.7 million or 4.0% to $1.5 billion at June 30, 2006, compared to December 31, 2005. The growth in loans receivable was primarily due to an increase of $22.9 million or 5.1% in residential real estate loans. In addition, although real estate construction loans decreased $8.7 million or 12.2% during the quarter, commercial real estate loans increased $28.4 million or 8.4% due to the conversion of a large real estate construction loan to permanent financing. At June 30, 2006, total investment securities decreased $179.0 million or 15.3% to $987.6 million compared to $1.2 billion at December 31, 2005. During the six months ended June 30, 2006, there was a decrease in both the available-for-sale and held-to-maturity investment securities portfolios of KNBT. The available-for-sale category decreased $174.6 million or 15.6% while the held-to-maturity category decreased $4.4 million or 9.2% during the quarter. The decrease in the available-for-sale portfolio was primarily attributable to a decrease of $82.5 million or 10.3% in mortgage-backed securities, a decrease of $13.9 million or 8.8% in U.S. Government and agency securities and the liquidation of $65.2 million of state and political subdivision tax advantaged securities. Tax planning strategies, principally the utilization of charitable contribution carry forward, was the primary reason for the liquidation of the state and political subdivision securities within the available-for-sale portfolio. The primary reason for the decrease of the mortgage-backed and U.S. government agency securities, classified as available-for-sale, was to fund the growth in the loan portfolio, to fund maturing Federal Home Loan Bank (“FHLB”) advances and to fund repurchases of common stock made pursuant to KNBT’s stock repurchase program.

Non-Performing Assets. On loans where the collection of principal or interest payments is doubtful, the accrual of interest income ceases (“non-accrual” loans). On loans 90 days or more past due as to principal and interest payments, KNBT’s policy, with certain limited exceptions, is to discontinue accruing interest. On occasion, this action may be taken earlier if the financial condition of the borrower raises significant concern with regard to the borrower’s ability to service the debt in accordance with the terms of the loan agreement. Interest income is not accrued on these loans until the borrowers’ financial condition and payment record demonstrate an ability to service the debt. Real estate that is acquired as a result of foreclosure is classified as Other Real Estate Owned. Other Real Estate Owned is recorded at the lower of cost or fair value less estimated selling costs. Costs associated with acquiring and improving a foreclosed property may be capitalized to the extent that the carrying value does not exceed fair value less estimated selling costs. Holding costs are charged to expense. Gains and losses on the sale of other real estate owned are credited or charged to operations, as incurred.

Non-performing loans decreased $2.0 million or 21.7% to $7.1 million at June 30, 2006 compared to $9.0 million at December 31, 2005. The decrease was principally due to a $1.4 million or 33.4% decline in non-performing residential mortgage loans, a $354,000 or 15.9% decrease in non-performing commercial loans and a $247,000 or 9.0% decrease in non-performing consumer loans at June 30, 2006 compared to December 31, 2005. Total non-performing loans as a percentage of net loans improved to 0.46% at June 30, 2006 compared with 0.61% at December 31, 2005.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. KNBT maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews on a monthly basis all loans that are delinquent and performs regular reviews of the portfolio in order to identify those inherent losses and assess the overall adequacy of the allowance. Such reviews consist of a quantitative analysis by loan category, using historical loss experience and consideration of a series of qualitative loss factors. KNBT’s evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of its loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

In addition, in establishing the allowance for loan losses, KNBT’s management uses a ten point internal rating system for all loans originated by the Commercial Lending Department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT’s allowance for loan losses. Such agencies may require KNBT to make additional provisions for estimated loan losses based upon judgments different from those of management. As of June 30, 2006, KNBT’s allowance for loan losses was 1.08% of total loans receivable compared to 1.08% at December 31, 2005.

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

Liabilities. KNBT’s total liabilities were $2.7 billion at June 30, 2006, a decrease of $52.6 million or 1.9% compared to December 31, 2005 primarily due to declines in the balances of securities sold under agreements to repurchase and FHLB advances, partially offset by an increase in total deposits. Total deposits increased $60.5 million or 3.3% to $1.9 billion at June 30, 2006 compared to December 31, 2005. This increase reflected, in part, KNBT’s continuing efforts to boost the level of checking accounts and other core deposits. Core deposits consist of all deposits other than certificates of deposit. FHLB advances declined $91.6 million or 13.0% to $613.5 million at June 30, 2006 compared to $705.1 million at December 31, 2005. Maturing advances were the primary reason for the decline along with the advance repayment of $10.0 million in FHLB advances. Securities sold under agreements to repurchase declined $22.0 million or 28.7% to $54.9 million at June 30, 2006 compared to $76.9 million at December 31, 2005. The primary reason for the decrease was the repayment of $40.0 million of repurchase agreements that were acquired in the NEPF acquisition. The repurchase decision was precipitated by an analysis of KNBT’s funding and cash flow requirements that allowed KNBT to redeem the securities at a price less than face value.

Shareholders’ Equity. Shareholders’ equity totaled $341.8 million at June 30, 2006 compared to $376.6 million at December 31, 2005, a decrease of $34.7 million or 9.2%. The decrease in shareholders’ equity was primarily the result of the continued repurchase of KNBT common stock through the Company’s stock repurchase programs and the payment of cash dividends. During the six month period ended June 30, 2006, KNBT repurchased 2,071,100 shares of its common stock at a cost of $33.6 million. Dividends declared and paid during the six month period ended June 30, 2006 reduced retained earnings $ 4.3 million. Since the third quarter ended September 30, 2005 to the quarter ended June 30, 2006, KNBT has increased cash dividends per share by 33.3% from $0.06 per share to $0.08 per share. Also contributing to the decline in shareholders’ equity was a decrease in accumulated other comprehensive income of $10.4 million relating to unrealized losses in investment securities available-for-sale. Net income for the six months ended June 30, 2006 was $11.4 million.  KNBT committed to release 23,801 shares of the Company’s common stock during the six months ended June 30, 2006 pursuant to the ESOP for a value of $371,000.

Regulatory capital for KNBT and the Bank at June 30, 2006 and December 31, 2005 are shown in the following tables.

	At June 30, 2006
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$281,719	14.81%	$152,200	8.00%	N/A	N/A
Bank	$253,503	13.39%	$151,432	8.00%	$189,290	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$264,833	13.92%	$76,100	4.00%	N/A	N/A
Bank	$236,903	12.52%	$75,716	4.00%	$113,574	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$264,833	7.68%	$138,009	4.00%	N/A	N/A
Bank	$236,903	8.29%	$114,281	4.00%	$142,852	5.00%

	At December 31, 2005
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$312,692	16.95%	$147,621	8.00%	N/A	N/A
Bank	$281,866	15.16%	$148,727	8.00%	$185,908	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$296,543	16.07%	$73,811	4.00%	N/A	N/A
Bank	$265,902	14.30%	$74,363	4.00%	$111,545	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$296,543	8.16%	$145,394	4.00%	N/A	N/A
Bank	$265,902	8.80%	$120,895	4.00%	$151,119	5.00%

Liquidity. KNBT’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source.  KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. KNBT has increased its utilization of FHLB advances in recent years as a cost efficient addition to deposits as a source of funds. The average balance of FHLB advances was $670.1 million and $700.1 million for the six months ended June 30, 2006 and June 30, 2005, respectively. To date, KNBT’s borrowings have consisted primarily of advances from the FHLB of Pittsburgh.

“GAP” Analysis. The following interest rate sensitivity “GAP” table sets forth the amounts of KNBT’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2006, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 12% to 32%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 38%, 8% and 8%, respectively.

	At June 30, 2006
		More than	More than	More than	More than
	3 Months	3 Months	6 Months	1 Year	3 Years	More than
	or Less	to 6 Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets (1):
Deposits at other institutions	$84,992						$84,992
Loans receivable (2)	251,884	97,379	163,600	426,647	260,367	340,570	1,540,447
Investment securities, debt	136,905	55,806	77,697	321,322	199,682	190,036	981,448
Investment securities, equity						41,452	41,452
Total interest-earning
assets	$473,781	$153,185	$241,297	$747,969	$460,049	$572,058	$2,648,339
Cumulative total interest-
earning assets	$473,781	$626,966	$868,263	$1,616,232	$2,076,281	$2,648,339	$2,648,339
Interest-bearing
liabilities:
Savings deposits	$767	$10,066	$10,067	$13,422	$16,778	$201,335	$252,435
Interest-bearing checking deposits	-	14,323	9,549	9,549	4,774	200,520	238,715
Money market deposits	43,844	52,615	35,077	58,461	29,231	219,229	438,457
Certificates of deposit	106,994	188,340	267,269	170,686	42,396	1,658	777,343
FHLB advances and other
borrowings	139,966	53,709	125,132	194,099	103,330	90,754	706,990
Total interest-bearing
liabilities	$291,571	$319,053	$447,094	$446,217	$196,509	$713,496	$2,413,940
Cumulative total interest-
bearing liabilities	$291,571	$610,624	$1,057,718	$1,503,935	$1,700,444	$2,413,940	$2,413,940
Interest-earning assets
less interest-bearing
liabilities	$182,210	$(165,868)	$(205,797)	$301,752	$263,540	$(141,438)	$234,399
Cumulative interest-rate
sensitivity gap (3)	$182,210	$16,342	$(189,455)	$112,297	$375,837	$234,399
Cumulative interest-rate gap as a
percentage of total assets at
June 30, 2006	6.08%	0.55%	(6.33%)	3.75%	12.55%	7.83%
Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at June 30, 2006	162.49%	102.68%	82.09%	107.47%	122.10%	109.71%

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2006 and 2005

General. KNBT’s net income increased by $668,000, or 12.8% to $5.9 million for the three months ended June 30, 2006 compared to $5.2 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, net income increased by $1.3 million, or 13.1% to $11.4 million compared to $10.1 million for the same period in 2005. Net income increased during the 2006 periods due to higher levels of net interest income and non-interest income. These increases were partially offset by increases in non-interest expense. The primary reason for the increase in net interest income in the 2006 periods compared to the same periods in 2005 was the increase in the balance of KNBT’s average interest-earning assets as a result of the May 2005 acquisition of NEPF. NEPF’s interest-earning assets were included for both 2006 periods. The primary reason for growth in non-interest income in the 2006 periods compared to the 2005 periods was increasing revenues from the Bank’s trust operations, and brokerage service revenue from KNBT Securities combined with revenues from Caruso and Higgins. In addition, the Trust Company of the Lehigh Valley, part of the Paragon acquisition, was included in KNBT’s results as of March 1, 2006. Also, KNBT redeemed $40.0 million in reverse repurchase agreements and $10.0 million in FHLB advances at a price less than face value which resulted in a gain of $1.2 million and also had $1.6 million in gains on sales of investment securities. Non-interest expense increased in 2006 due to the added expenses from expanded operations attributed to acquisitions.

Net Interest Income. Net interest income is the principal source of earnings for KNBT, and consists primarily of interest income on loans receivable and investment and mortgage-backed securities, offset by interest expense on deposits and borrowed funds. Therefore, the interest rate environment has a material impact on KNBT’s earnings. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Generally, KNBT is able to increase net interest income at a faster pace when the spread between short-term and long-term Treasury rates is positive. This is due to funding costs being more directly tied to shorter term rates, while loan rates are tied to intermediate and longer term rates. However, in 2004 the yield curve flattened and has remained so through June 30, 2006. This has applied pressure to yields on KNBT’s interest-earning assets.

For the three months ended June 30, 2006, KNBT’s net interest income was $18.5 million, an increase of $461,000 or 2.6% compared to $18.1 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, net interest income was $37.3 million an increase of $3.1 million or 8.9% compared to $34.2 million for the six months ended June 30, 2005. KNBT’s average interest-earning assets totaled $2.6 billion for the three months ended June 30, 2006 compared to $2.5 billion for the three months ended June 30, 2005. Average interest-earning assets for the six month period ended June 30, 2006 were $2.6 billion, a $297.5 million or 12.7% increase over the average interest-earning assets of $2.3 billion for the same period in 2005. Average interest-bearing liabilities were $2.4 billion for the three months ended June 30, 2006 compared to $2.2 billion for the three months ended June 30, 2005. Average interest-earning liabilities for the six month period ended June 30, 2006 totaled $2.4 billion, a $360.6 million or 17.6% increase over the average interest-bearing liabilities of $2.0 million for the same period in 2005. KNBT’s average interest rate spread on a tax equivalent basis was 2.64% and 2.63% for the three and six month periods ended June 30, 2006, respectively, compared to 2.72% for both the three and six month periods ended June 30, 2005.

The net interest margin, a measure of net interest income performance, is determined by dividing net interest income on a tax equivalent basis by the average balance of total interest-earning assets. For both the three and six month periods ended June 30, 2006, the net interest margin on a tax-equivalent basis was 2.90% compared to 3.00% and 3.02%, respectively, for the same periods in 2005. KNBT’s net interest margin and average interest rate spread has contracted from the comparable 2005 levels due to increased deposit costs and the flattening yield curve which has typically led to replacement yields on new interest-earning assets being lower than yields on maturing assets as well as short-term funding costs increasing at a faster rate than yields on interest-earning assets. The flattening of the yield curve that was experienced in 2005 as well as through the first two quarters of 2006 has negatively impacted our margin and contracted the spread between our longer-term assets and our shorter-term liabilities.

KNBT presents its net interest margin on a tax-equivalent basis because management believes that presentation of its net interest margin on a tax-equivalent basis provides information that is useful for a proper understanding of the operating results of KNBT's business. These disclosures should not be viewed as a substitute for operating results determined in accordance with generally accepted accounting principles (“GAAP”) nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies. Without the adjustment for tax-free income, the net interest margin was 2.83% and 2.82% respectively, for three and six month periods ended June 30, 2006, and 2.89% and 2.91% for the same periods in 2005. See “-Average Balances, Net Interest Income, and Yields Earned and Rates Paid.”

Interest Income. KNBT’s total interest income was $36.7 million for the three-month period ended June 30, 2006, a $5.1 million or 16.0% increase compared to $31.6 million in total interest income for the three month period ended June 30, 2005. For the six months ended June 30, 2006, total interest income was $72.9 million, a $14.4 million or 24.5% increase compared to $58.6 million for the six month period end June 30, 2005. For the three months ended June 30, 2006, interest income on loans was $23.5 million, a $5.3 million or 29.4% increase compared to $18.2 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, interest income on loans was $46.1 million, a $13.0 million or 39.4% increase compared to $33.1 million for the six months ended June 30, 2005. Interest income on investment securities for the three months ended June 30, 2006 was only slightly more than the $12.9 million earned for the same period in 2005. For the six months ended June 30, 2006, interest income on investment securities was $26.4 million, a $1.7 million or 7.1% increase compared to $24.6 million for the six months ended June 30, 2005.

The reason for the increase in total loan interest income for both the three and six month periods ended June 30, 2006 compared to the same periods in 2005 was primarily due to the increases in the average balance of KNBT’s interest-earning assets. The average balances of loans for the three month period ended June 30, 2006 increased $295.9 million or 24.3% to $1.52 billion compared to $1.22 billion for the three month period ended June 30, 2005. For the six month period ended June 30, 2006, the average balance for loans increased $380.5 million or 33.9% to $1.50 billion compared to $1.12 million for the same period in 2005. The increase in the 2006 period was also affected, in part, by the loans acquired from the May 19, 2005 acquisition of NEPF. The increase in interest income on investment securities for both the three and six month periods ended June 30 2006 compared to the same periods in 2005 was primarily driven by increases in the yield earned thereon, offset in large part, especially in the second quarter, by the effect on the average balance of the sale of investment securities. The average balances of investment securities for the three month period ended June 30, 2006 decreased $113.5 million or 9.4% to $1.10 billion compared to $1.21 billion for the three month period ended June 30, 2005. For the six month period ended June 30, 2006, the average balance on investment securities declined $31.1 million or 2.7% to $1.1 billion compared to the same period in 2005.

Interest Expense. KNBT’s total interest expense for the three months ended June 30, 2006 was $18.1 million, an increase of $4.6 million or 33.9%, compared to $13.6 million for the same period in 2005. For the six months ended June 30, 2006, total interest expense was $35.7 million, an $11.3 million or 46.3% increase over the six month period ended June 30, 2005. Interest expense on deposits totaled $10.7 million for the three months ended June 30, 2006, an increase of $4.4 million or 69.3%, compared to $6.3 million for the three months ended June 30, 2005. For the six months ended June 30 2006, interest expense on deposits totaled $20.5 million, a increase of $9.1 million or 79.4%, compared to $11.4 million for the six months ended June 30, 2005. Interest on FHLB advances, subordinated debt and securities sold under agreements to repurchase increased by an aggregate of $190,000 or 2.6% to $7.4 million for the three months ended June 30, 2006 compared to $7.2 million for the same period in 2005. Interest expense on FHLB advances, subordinated debt and securities sold under agreements to repurchase for the six months ended June 30 2006, totaled $15.1 million, an increase of $2.2 million or 17.1%, compared to $12.9 million for the six months ended June 30, 2005.

The increase in interest expense on deposits for the three and six months ended June 30, 2006 compared to the three and six months June 30, 2005 was primarily due to the increase in the average rate paid on deposits and to a lesser degree the increase in the average balances, as a result of the NEPF acquisition. The Federal Reserve’s increases in short-term rates throughout 2005 and into 2006 increased market rates generally and resulted in KNBT having to increase the rates paid on deposits. Consequently, the average rates paid increased 77 basis points to 2.59% for the three month period ended June 30, 2006 compared to the same period in 2005 and 73 basis points to 2.50% compared to the six months ended June 30, 2006. The average balances of interest-bearing deposits increased $264.5 million or 19.0% to $1.7 billion for the three months ended June 30, 2006 compared to $1.4 billion for the same period in 2005. For the six month period ended June 30, 2006, the average balance for deposits increased $347.0 million or 26.8% to $1.6 billion compared to $1.3 million for the same period in 2005. The primary reason for the increase in interest expense on FHLB advances and subordinated debt in for the both the three and six month periods ended June 30, 2006 as compared with the same periods in 2005 was an increase in such instruments due to the assumption of FHLB advances and trust preferred securities from NEPF. KNBT has moderated the increase in this category through extinguishment of debt and the repayment of maturing of FHLB advances.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. The table includes information adjusted to a tax-equivalent basis for the Company’s tax-exempt investment securities and loans. The presentation on a tax-equivalent basis may be considered to include non-GAAP information. Management believes that it is a common industry practice in the banking industry to present such information on a fully tax equivalent basis and that such information is useful to investors in making peer comparisons. The tax-exempt adjustments and comparable GAAP information also is included in the table.

	For the Three Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets
Interest-bearing balances with banks	$14,329	$145	4.05%	$79,509	$542	2.73%
Federal Funds sold	$8,199	$98	4.78%	$-	$-	-
Investment securities
Taxable (1)	1,048,208	12,356	4.72%	1,101,397	11,746	4.27%
Non-taxable (2)	48,448	877	7.24%	108,715	1,760	6.48%
Loans receivable (2) (3)	1,516,016	23,666	6.24%	1,220,113	18,221	5.97%
Allowance for loan losses	(16,102)			(12,953)
Net loans	1,499,914	23,666	6.31%	1,207,160	18,221	6.04%
Total interest-earning assets	2,619,098	37,142	5.67%	2,496,781	32,269	5.17%
Non-interest-earning assets	356,434	-		268,035	-
Total assets, interest income	$2,975,532	37,142		$2,764,816	32,269
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Demand deposits	$233,862	325	0.56%	$207,076	96	0.19%
Money market deposits	380,712	2,780	2.92%	276,281	1,114	1.61%
Savings deposits	257,816	292	0.45%	252,721	267	0.42%
Certificates of deposit	784,583	7,352	3.75%	656,412	4,872	2.97%
Total interest-bearing deposits	1,656,973	10,749	2.59%	1,392,490	6,349	1.82%

Securities sold under agreements
to repurchase	48,037	434	3.61%	43,754	308	2.82%
FHLB advances	646,603	6,269	3.88%	749,132	6,461	3.45%
Other debt	38,713	689	7.12%	26,523	433	6.53%
Total interest-bearing liabilities	2,390,326	18,141	3.04%	2,211,899	13,551	2.45%

Non-interest-bearing liabilities
Non-interest-bearing deposits	196,149	-	-	149,867	-	-
Other liabilities	32,388	-	-	11,257	-	-
Total liabilities	2,618,863	18,141		2,373,024	13,551
Shareholders' equity	356,669	-	-	391,792	-	-
Total liabilities and shareholders'
equity, interest expense	$2,975,532	18,141		$2,764,816	13,551

Net interest income on tax equivalent basis (2)		19,001			18,718
Net interest spread on
tax equivalent basis (4)			2.64%			2.72%
Net interest margin
tax equivalent basis (5)			2.90%			3.00%
Tax-exempt adjustment (2)		(480)	(0.07%)		(658)	(0.11%)

Net interest income and margin (4)		$18,521	2.83%		$18,060	2.89%
Average interest-earning assets
to average interest-bearing liabilities			109.57%			112.88%

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a tax-equivalent basis. The taxable equivalent adjustments included the effect of increasing interest income over the GAAP basis and were $480,000 and $658,000 for the three months ended June 30, 2006 and 2005, respectively. The effective tax rate used for the taxable equivalent adjustment was 35%.

(3) Loan expenses of $(43,724) and $(187,000) for the three months ended June 30, 2006 and 2005, respectively, are included in interest income. Average loan balances include non-accruing loans of $6.6 million and $4.9 million and average loans held-for-sale of $330,000 and $707,000 for the three months ended June 30, 2006 and 2005, respectively.

(4) Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax equivalent basis, and the rate paid on interest-bearing liabilities. On a GAAP basis, the Company's net interest spread was 2.57% and 2.61% for the three months ended June 30, 2006 and 2005.

(5) Net interest margin is computed on a GAAP basis by dividing net interest income by average interest-earning assets.

	For the Six Months Ended June 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
Assets	(dollars in thousands)
Interest-earning assets
Interest-bearing balances with banks	$18,453	$370	4.01%	$70,101	$888	2.53%
Federal Funds sold	$4,122	$98	4.75%	$-	$-	-
Investment securities
Taxable (1)	1,079,551	25,025	4.64%	1,059,786	22,312	4.21%
Non-taxable (2)	57,737	2,072	7.18%	108,629	3,520	6.48%
Loans receivable (2) (3)	1,501,634	46,438	6.18%	1,121,178	33,141	5.91%
Allowance for loan losses	(15,993)			(11,678)
Net loans	1,485,641	46,438	6.25%	1,109,500	33,141	5.97%
Total interest-earning assets	2,645,504	74,003	5.59%	2,348,016	59,861	5.10%
Non-interest-earning assets	351,580	-		235,654	-
Total assets, interest income	$2,997,084	74,003		$2,583,670	59,861
Liabilities
Interest-bearing liabilities
Interest-bearing deposits
Demand deposits	$231,553	604	0.52%	$191,894	168	0.18%
Money market deposits	375,759	5,394	2.87%	262,005	1,906	1.45%
Savings deposits	259,279	577	0.45%	231,225	516	0.45%
Certificates of deposit	776,363	13,963	3.60%	610,791	8,858	2.90%
Total interest-bearing deposits	1,642,954	20,538	2.50%	1,295,915	11,448	1.77%

Securities sold under agreements
to repurchase	58,054	1,028	3.54%	31,338	359	2.29%
FHLB advances	670,147	12,782	3.81%	700,952	11,905	3.40%
Other debt	38,772	1,328	6.85%	21,087	666	6.32%
Total interest-bearing liabilities	2,409,927	35,676	2.96%	2,049,292	24,378	2.38%

Non-interest-bearing liabilities
Non-interest-bearing deposits	190,910	-	-	136,872	-	-
Other liabilities	32,753	-	-	12,611	-	-
Total liabilities	2,633,590	35,676		2,198,775	24,378
Shareholders' equity	363,494	-	-	384,895	-	-
Total liabilities and shareholders'
equity, interest expense	$2,997,084	35,676		$2,583,670	24,378

Net interest income on tax equivalent basis (2)		38,327			35,483
Net interest spread on
tax equivalent basis (4)			2.63%			2.72%
Net interest margin
tax equivalent basis (5)			2.90%			3.02%
Tax-exempt adjustment		(1,071)	(0.08%)		(1,284)	(0.11%)

Net interest income and margin (4)		$37,256	2.82%		$34,199	2.91%
Average interest-earning assets
to average interest-bearing liabilities			109.78%			114.58%

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a tax-equivalent basis. The taxable equivalent adjustments included the effect of increasing interest income over the GAAP basis and were $1,071,000 and $1,284,000 for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate used for the taxable equivalent adjustment was 35%.

(3) Loan (expenses) fees of $6,000 and $(211,000) for the six months ended June 30, 2006 and 2005, respectively, are included in interest income. Average loan balances include non-accruing loans of $6.8 million and $4.4 million and average loans held-for-sale of $444,000 and $1.1 million for the six months ended June 30, 2006 and 2005, respectively.

(4) Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax equivalent basis, and the rate paid on interest-bearing liabilities. On a GAAP basis, the Company's net interest spread was 2.55% and 2.61% for the six months ended June 30, 2006 and 2005.

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

	Three Months Ended June 30, 2006			Six Months Ended June 30, 2006
	Compared to Three Months Ended June 30, 2005			Compared to Six Months Ended June 30, 2005
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(in thousands)			(in thousands)
Interest Income:
Interest bearing deposits with banks	$89	$(388)	$(299)	$182	$(602)	$(420)
Investment securities (1)	993	(1,266)	(273)	1,953	(688)	1,265
Loans receivable, net (2)	1,026	4,419	5,445	2,051	11,246	13,297
Total interest-earning assets	2,108	2,765	4,873	4,186	9,956	14,142

Interest Expense:
Savings deposits	20	5	25	(2)	63	61
Demand deposits	217	12	229	401	35	436
Money market deposits	1,245	421	1,666	2,660	828	3,488
Certificates of deposit	1,529	951	2,480	2,704	2,401	5,105
Total interest-bearing deposits	3,011	1,389	4,400	5,763	3,327	9,090

Securities sold under agreements
to repurchase	96	30	126	363	306	669
FHLB advances and other borrowings	692	(884)	(192)	1,400	(523)	877
Other debt	57	199	256	103	559	662
Total interest-bearing liabilities	3,856	734	4,590	7,629	3,669	11,298

(Decrease) increase in net
interest income (3)	$(1,748)	$2,031	$283	$(3,443)	$6,287	$2,844

(1) Total increase in loans receivable on a nontaxable equivalent basis would be $5,332 and $13,038 for the three and six month comparisons, respectively.
(2) Total increase in investment securities on a nontaxable equivalent basis would be $18 and $1,737 for the three and six month comparisons, respectively.
(3) Total increase in net interest income on a nontaxable equivalent basis would be $461 and $3,057 for the three and isx month comparisons, respectively.

Provision for Loan Losses. The provision for loan losses is determined by management’s review and analysis of the loan portfolio. This evaluation process includes, among other things, an analysis of delinquent and non-performing loans, the level of charge-offs and recoveries, the value of collateral securing loans, the borrowers’ ability to repay, repayment performance and local economic conditions. The valuation also takes into consideration performing loans that may have certain weaknesses as identified by management in its review of loans.

KNBT made a provision for loan losses of $1.2 million for the three months ended June 30, 2006 compared to $534,000 for the three months ended June 30, 2005, an increase of $666,000 or 124.7%. For the six months ended June 30, 2006, the provision for loan losses was $2.0 million, a $682,000 or 53.8% increase over the same period in 2005. KNBT has made provisions in order to maintain the allowance for loan losses at a level, that to the best of our knowledge, covers all known and inherent losses that are both probable and reasonable to estimate at this time in KNBT’s growing loan portfolio. The allowance for loan loss to total loans at June 30, 2006 and also at December 31, 2005 was unchanged at 1.08%. For the three months ended June 30, 2006, charge-offs were primarily related to consumer loans. Non-performing loans totaled $7.1 million and $9.0 million at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, KNBT’s allowance for loan losses was 235.3% of non-performing loans compared to 177.3% at December 31, 2005.

Non-Interest Income. Non-interest income increased $3.9 million or 59.4% to $10.4 million for the three months ended June 30, 2006 compared to $6.6 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, non-interest income totaled $19.5 million, an $8.5 million or 77.6% increase over the same period in 2005. The increase during the three month period ended June 30, 2006 over the comparable period in 2005 was primarily the result of an increase of $911,000 or 216.9% in trust revenue, an increase of $403,000 or 71.0% in brokerage services revenue, an increase of $160,000 or 12.1% from deposit service charges, a gain of $1.6 million on the sale of investments, and an increase of $427,000 or 135.6% in insurance service revenue from Higgins which was acquired as part of the NEPF acquisition. The increase in trust revenue was the primarily the result of additional revenues provided from the Trust Department acquired as part of the NEPF acquisition and the inclusion of a full quarter’s activity from the recently acquired TCLV. Brokerage revenues increased as a result of increased securities brokerage activity reflecting increased penetration by the sales force of KNBT Securities in both existing as well as its recently expanded territories. The $1.6 million gain was the result of the sale of $55.0 million of investment securities consisting primarily of tax-advantaged securities, which was done to fund (i) the growth in the loan portfolio, (ii) repayment of maturing FHLB advances, (iii) common stock purchases made pursuant to the stock repurchase programs and to utilize certain tax attributes. The increase for the six month period ended June 30, 2006 over the comparable period in 2005 was an increase of $1.6 million or 192.7% from trust revenues, a $712,000 or 63.8% increase in brokerage services revenue, $1.4 million or 93.0% increase in revenues from Caruso which was included for the full six months of the 2006 period compared with only three months of the six months ended June 30, 2005, a $1.1 million increase due to Higgins a $1.2 million gain on the extinguishment of debt, which includes $712,000 related to the reversal of intangible assets recorded as part of the NEPF acquisition, and a $1.3 million increase in gains on sales of investments.

Non-Interest Expense. Non-interest expense increased by $2.4 million or 14.3%, to $19.4 million for the three months ended June 30, 2006 compared to $17.0 million for the three months ended June 30, 2005. For the six months ended June 30, 2006, non-interest expense totaled $38.9 million, a $8.5 million or 28.0% increase over the same period in 2005. The major factors for the increases in the 2005 periods were higher compensation and benefit expenses, higher occupancy and equipment expenses, increased advertising expense, data processing expense, and amortization of intangible assets. Compensation and benefit expenses increased $1.7 million or 17.6% and $4.5 million or 25.9%, for the three and six month periods ended June 2006 and June 2005. The increase reflects the addition of 7 employees from the April 2005 acquisition of Caruso, 17 employees from the Paragon acquisition in February 2006 and approximately 180 employees from the NEPF acquisition in May 2005 as well as the impact of SFAS No. 123(R). Net occupancy and equipment costs increased $488,000 or 19.7% and $1.6 million or 35.7%, for the three and six month periods ended June 2006 and June 2005. The increase in net occupancy and equipment costs was primarily due to the addition of 16 full-service branches acquired in the NEPF acquisition, as well as an administrative office building and two other properties housing banking units in Hazleton, Pennsylvania. Advertising expenses increased $211,000 or 84.7%, and $402,000 or 85.4% and data processing costs increased $171,000 or 35.5% and $350,000 or 38.3% for the three and six month periods ended June 30, 2006, respectively, compared to the same periods in 2005. Increased marketing costs to establish a market identity in the market area primarily served by NEPF was the main reason for the increase in advertising costs while the increased costs of systems conversions to connect the former NEPF office network to the KNBT network and its ongoing operation was the primary cause for the data processing cost increase. Amortization of intangible assets increased $143,000 or 18.3% and $489,000 or 36.8% for the three and six month periods ended June 2006 and June 2006, respectively. The increase in amortization of intangible asset expense was the result of the mark-to-market of the NEPF and Caruso assets and liabilities as required by SFAS No. 141. Other operating expenses decreased $517,000 or 28.1% to $1.3 million for the three month period ended June 30, 2006 as compared to similar period in 2005. The principal reason was that merger costs, related to the NEPF acquisition, were expensed in June 2005.

Income Tax Expense. KNBT’s income tax expense increased by $590,000 to $2.5 million and by $1.1 to $4.5 million for the three and six months ended June 30, 2006 and June 30, 2005 respectively. The effective income tax rate for the three and six months ended June 30, 2006 was 29.4% and 28.5%, respectively, compared to 26.4% and 25.6% for the three and six month periods ended June 30, 2005. The higher effective tax rates for 2006 were primarily the result of lower tax-free investment securities income.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

For a discussion of KNBT’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and interest rates see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Sensitivity” in KNBT’s annual report on Form 10-K for the year ended December 31, 2005. There have been no material changes in KNBT’s assessment of its sensitivity to market risk since December 31, 2005.

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

Changes in Internal Control Over Financial Reporting. No change in KNBT’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2006 that has materially affected or is reasonably likely to materially affect, KNBT’s internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1. Legal Proceedings

There are no matters required to be reported under this item.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in KNBT’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth information regarding KNBT’s repurchases of its common stock during the quarter ended June 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)
				1,414,883
April 1 - 30, 2006	177,700	$16.60	177,700	1,237,183
May 1 - 31, 2006	37,000	$16.60	37,000	1,200,183
June 1 - 30, 2006	918,500	$16.06	918,500	3,088,902
Total	1,133,200	$16.16	1,133,200	N/A

(1) On July 27, 2005, the Board of Directors authorized the repurchase of 3,151,297 shares of which 2,869,614 shares had been repurchased as of June 30, 2006. On June 26, 2006, the Board of Directors authorized the repurchase of an additional 2,807,219 shares to commence upon the completion of the current buyback program.

Item 3. Defaults Upon Senior Securities

(a)	There were no matters required to be reported under this item.
(b)	There were no matters required to be reported under this item.

Item 4. Submission of Matters to a Vote of Security Holders

The results of the Annual Meeting of Shareholders held on May 4, 2006 were previously reported in KNBT’s Form 10-Q for the quarter ended March 31, 2006.

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

KNBT BANCORP, INC.

DATE:	August 9, 2006	BY:	/S/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

DATE:	August 9, 2006	BY:	/S/ Eugene T. Sobol
Eugene T. Sobol
Senior Executive Vice President, Chief Financial
Officer and Treasurer