Form 10-Q
period 2006-11-08
KNBT BANCORP INC
filed 2006-11-09
CIK 1236964

=======================================
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
FORM 10-Q
____________________________________

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-50426

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	38-3681905
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Highland Avenue, Bethlehem, PA	18017
(Address of Principal Executive Office)	(Zip Code)

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

YES [ ] NO [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of  November 6, 2006, 27,667,943 shares of the Registrant’s common stock were outstanding.

KNBT BANCORP, INC. AND SUBSIDIARIES

INDEX

PART I.

Item 1.	Financial Statements

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
(dollars in thousands, except per share data)	2006	2005
	(unaudited)
ASSETS
Cash and due from banks	$51,152	$47,989
Interest-bearing deposits with banks	1,791	58,270
Federal funds sold	32,000	-
Cash and cash equivalents	84,943	106,259
Investment securities available-for-sale	878,486	1,119,273
Investment securities held to maturity
(Fair value of $34,228 at September 30, 2006 and $47,074 at December 31, 2005)	34,741	47,368
Federal Home Loan Bank of Pittsburgh stock	33,366	40,239
Mortgage loans held-for-sale	2,264	556
Loans	1,590,652	1,481,728
Less: Allowance for loan losses	(16,630)	(15,964)
Net loans	1,574,022	1,465,764
Bank owned life insurance	77,477	75,087
Premises and equipment, net	50,126	47,104
Accrued interest receivable	10,512	11,252
Goodwill	107,608	101,496
Other intangible assets, net	29,004	30,840
Other assets	44,214	36,572
TOTAL ASSETS	$2,926,763	$3,081,810

LIABILITIES
Non-interest-bearing deposits	$197,612	$194,549
Interest-bearing deposits	1,691,024	1,657,702
Total deposits	1,888,636	1,852,251
Securities sold under agreements to repurchase	46,513	76,932
Advances from the Federal Home Loan Bank	568,861	705,125
Subordinated debt	38,525	38,872
Accrued interest payable	13,390	9,659
Other liabilities	21,123	22,419
TOTAL LIABILITIES	2,577,048	2,705,258

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value. 20,000,000 shares authorized, none issued	-	-
Common stock, $0.01 par value. 100,000,000 shares authorized; 33,947,676 and
33,925,529 shares issued at September 30, 2006 and December 31, 2005, respectively	330	330
Additional paid-in capital	337,523	342,144
Retained earnings	138,363	127,471
Treasury stock, at cost; 6,274,842 and 3,861,000 shares at
September 30, 2006 and December 31, 2005, respectively	(101,079)	(61,999)
Unallocated common stock held
by Employee Stock Ownership Plan	(13,759)	(14,366)
Unearned common stock held
by Management Recognition and Retention Plan	-	(7,130)
Accumulated other comprehensive loss, net	(11,663)	(9,898)
TOTAL SHAREHOLDERS' EQUITY	349,715	376,552

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,926,763	$3,081,810

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2006	2005	2006	2005
	(unaudited)
INTEREST INCOME
Loans, including fees	$25,256	$22,036	$71,348	$55,089
Investment securities	12,136	14,071	38,506	38,707
Other interest	377	338	848	1,226
Total interest income	37,769	36,445	110,702	95,022

INTEREST EXPENSE
Deposits	12,573	7,730	33,111	19,178
Securities sold under agreements to repurchase	462	579	1,491	938
Advances from the FHLB	6,028	7,303	18,809	19,209
Subordinated debt	731	671	2,059	1,336
Total interest expense	19,794	16,283	55,470	40,661

NET INTEREST INCOME	17,975	20,162	55,232	54,361
Provision for loan losses	365	660	2,315	1,928
Net interest income after provision for loan losses	17,610	19,502	52,917	52,433

NON-INTEREST INCOME
Trust revenue	1,214	608	3,608	1,427
Brokerage services revenue	847	592	2,675	1,707
Benefit services revenue	1,374	1,257	4,303	2,773
Insurance services revenue	772	690	2,162	1,006
Deposit service charges	1,566	1,519	4,447	3,945
Lending fees	322	416	847	819
Check card/ATM card fees	890	752	2,535	1,980
Bank owned life insurance	835	782	2,390	2,146
Net gains on sales of investment securities	1,440	270	3,175	726
Net gains on sales of residential mortgage loans	178	152	233	634
Net gains (losses) on sale of assets	2	-	2	(72)
Net gains (losses) on sale of other real estate owned	29	-	26	(14)
Net gains on extinguishment of debt	-	-	1,179	-
Other non-interest operating income	704	725	2,120	1,684
Total non-interest income	10,173	7,763	29,702	18,761

NON-INTEREST EXPENSE
Compensation and employee benefits	11,265	9,997	33,086	27,324
Net occupancy and equipment	3,171	2,911	9,399	7,500
Professional fees	796	747	2,451	1,930
Advertising	205	423	1,079	893
Data processing	682	697	1,948	1,612
Telecommunication	297	490	1,004	911
Office supplies and postage	404	575	1,575	1,551
Amortization of mortgage servicing rights	94	126	281	324
Amortization of intangible assets	927	903	2,744	2,232
Other operating expense	1,362	1,509	4,550	4,496
Total non-interest expense	19,203	18,378	58,117	48,773

Income before income taxes	8,580	8,887	24,502	22,421
Income taxes	2,669	3,581	7,205	7,047
NET INCOME	$5,911	$5,306	$17,297	$15,374

PER SHARE DATA
Net income - basic	$0.22	$0.18	$0.63	$0.53
Net income - diluted	$0.22	$0.18	$0.63	$0.52
Cash dividends per common share	$0.08	$0.06	$0.23	$0.17

See accompanying notes to consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

Nine Months Ended September 30, 2006 and 2005
(unaudited)

(dollars in thousands, except per share data)
	Common Stock Number of Shares	Treasury Stock Number of Shares	Common Stock Value	Additional Paid In Capital	Retained Earnings	Unallocated Employee Stock Ownership Plan Shares	Unearned Common Stock Held by the Management Recognition and Retention Plan	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders' Equity
Balance January 1, 2006	33,080,609	(3,861,000)	$330	$342,144	$127,471	($14,366)	($7,130)	($9,898)	($61,999)	$376,552
Comprehensive income
Net income					17,297					17,297
Other comprehensive loss net of taxes
and reclassification adjustments								(1,765)		(1,765)
Total comprehensive income										15,532
Reclass of unearned compensation upon
adoption of SFAS 123(R)				(7,130)			7,130
Cash dividends paid					(6,405)					(6,405)
Unallocated Employee Stock Ownership Plan shares	35,701			(56)		607				551
Common stock issued upon exercise of stock options	22,147			125						125
Purchases of treasury stock		(2,413,842)							(39,080)	(39,080)
Share-based compensation expense				839						839
Amortization of compensation related to
Management Recognition and Retention Plan				1,601						1,601

Balance at September 30, 2006	33,138,457	(6,274,842)	$330	$337,523	$138,363	($13,759)	-	($11,663)	($101,079)	$349,715

Balance January 1, 2005	29,764,319	(650,000)	$297	$296,403	$113,748	($15,176)	($9,107)	$2,368	($11,179)	$377,354
Comprehensive income
Net income					15,374					15,374
Other comprehensive loss net of taxes
and reclassification adjustments								(8,217)		(8,217)
Total comprehensive income										7,157
Cash dividends paid					(5,018)					(5,018)
Unallocated Employee Stock Ownership Plan shares	35,701			(65)		607				542
Shares issued upon exercise of stock options	24,302			123						123
Acquisition of Northeast Pennsylvania Financial Corp.	3,226,731		33	45,432						45,465
Purchases of treasury stock		(2,635,600)							(41,250)	(41,250)
Amortization of compensation of advisory directors options				15						15
Management Recognition and Retention Plan share awards				151			(151)			-
Amortization of compensation related to
Management Recognition and Retention Plan							1,594			1,594

Balance at September 30, 2005	33,051,053	(3,285,600)	$330	$342,059	$124,104	($14,569)	($7,664)	($5,849)	($52,429)	$385,982

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2006	2005
	(unaudited)
OPERATING ACTIVITIES
Net income	$17,297	$15,374
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	2,315	1,928
Depreciation and amortization	6,791	6,334
Deferred income tax charge	-	1,100
Compensation expense stock option plan	839	15
Management Recognition and Retention Plan expense	1,601	1,594
ESOP expense	551	542
Amortization and accretion of securities premiums and discounts, net	(273)	879
(Gain) loss on sale of other real estate owned	(26)	14
Net gain on sale of investment securities	(3,175)	(726)
(Gain) loss on sale of other assets	(2)	72
Gain on sales of mortgage loans	(233)	(634)
Gain on extinguishment of debt	(1,179)	-
Mortgage loans originated for sale	(24,960)	(45,806)
Mortgage loan sales	23,485	45,964
Changes in assets and liabilities:
Increase in bank owned life insurance	(2,390)	(2,146)
Decrease in accrued interest receivable	740	1,097
Increase in other assets	(7,075)	(2,868)
Increase in other liabilities and accrued interest payable	2,919	11,052
Net cash provided by operating activities	17,225	33,785
INVESTING ACTIVITIES
Proceeds from calls and maturities of securities available-for-sale	163,655	153,143
Proceeds from calls and maturities of securities held-to maturity	7,993	8,186
Proceeds from sales of securities available-for-sale	111,128	96,136
Proceeds from sales of securities held-to-maturity	5,488	-
Purchase of securities available-for-sale	(37,077)	(81,606)
Purchase of securities held to maturity	(750)	(296)
Purchase of Federal Home Loan Bank of Pittsburgh stock	(1,436)	(786)
Redemption of Federal Home Loan Bank of Pittsburgh stock	8,309	5,872
Net increase in loans	(108,924)	(77,370)
Cash paid for acquisitions	(8,034)	(65,452)
Cash and cash equivalents obtained through acquisitions	1,249	54,696
Purchase of premises and equipment	(7,140)	(847)
Proceeds from the sale of other assets	1,033	1,413
Proceeds from the sale of other real estate owned	274	202
Net cash provided by investing activities	135,768	93,291
FINANCING ACTIVITIES
Net increase in deposits	36,385	7,475
Net increase in repurchase agreements	9,124	2,837
Payment on extinguishment of debt, net	(49,595)	-
Proceeds from long-term debt	92,000	78,500
Payments on long-term debt	(216,863)	(150,259)
Purchase of treasury stock	(39,080)	(41,250)
Proceeds from the exercise of stock options	125	123
Cash dividends paid	(6,405)	(5,018)
Net cash used in financing activities	(174,309)	(107,592)
(Decrease) increase in cash and cash equivalents	(21,316)	19,484
Cash and cash equivalents at January 1,	106,259	86,220
Cash and cash equivalents at September 30,	$84,943	$105,704

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$5,199	$3,900
Interest on deposits, advances and other borrowed money	$51,739	$39,971
Supplemental disclosure of non-cash activities
Reclassification of loans receivable to other real estate owned	$335	$241

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

    In addition to the Bank, KNBT’s subsidiaries include KNBT Inv. I and KNBT Inv. II, and the Bank’s wholly owned subsidiaries KLVI, Inc., KLV, Inc., KNBT Settlement Services, LLC , Caruso Benefits Group, Inc. (“Caruso”), Higgins Insurance Associates, Inc. (“Higgins”), and KNBT Securities, Inc.

NOTE B - ACQUISITIONS

The Trust Company of Lehigh Valley

    On February 28, 2006, the Bank completed its acquisition of Paragon Group, Inc. (“Paragon”), the parent holding company for the Trust Company of Lehigh Valley (“TCLV”), a Pennsylvania-chartered non-depository bank located in Allentown, Pennsylvania. TCLV provided estate, personal trust and investment management services, estate and financial planning and employee retirement benefits administration and had approximately $400 million in assets under administration and management at the time of its acquisition by the Bank. Paragon and TCLV were merged into the Bank in connection with the completion of the acquisition. The results of the acquired trust operations have been included in KNBT’s results since March 1, 2006.

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

Northeast Pennsylvania Financial Corp.

    On May 19, 2005, KNBT acquired 100% of the outstanding shares of Northeast Pennsylvania Financial Corp. (“NEPF”). The results of NEPF’s operations have been included in the consolidated financial statements beginning on May 19, 2005. NEPF was a $784.9 million thrift holding company headquartered in Hazleton, Pennsylvania with 17 community banking offices in five counties in northeastern Pennsylvania. The acquisition expanded KNBT’s franchise into Luzerne, Schuylkill and Columbia counties and enhanced KNBT’s presence in Carbon and Monroe counties.

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

    Under the terms of the stock purchase agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28.0 million in cash of which $20.0 million was paid at the time of closing and $8.0 million will be payable over a three-year period, subject to Caruso maintaining certain levels of profitability. KNBT paid $2.7 million to Caruso during the second quarter of 2006 that represents the aggregate obligation through September 30, 2006. The payment was made pursuant to the terms of the stock purchase agreement relating to the purchase price contingency.

    The acquisition resulted in the recording of approximately $10.4 million of goodwill. KNBT also recorded an identifiable intangible asset for Caruso’s customer list of $9.9 million which is being amortized on a straight line basis over 15 years. The expense related to the amortization of the identifiable intangible asset arising from the Caruso acquisition totaled $165,000 and $496,000 for the three and nine-months period ended September 30, 2006.

    Additional information and disclosures concerning the NEPF and Caruso acquisitions can be found in the Company’s Form 10-K for the period ended December 31, 2005.

NOTE C - EARNINGS PER SHARE

    The Company calculates earnings per share as provided by the provisions of SFAS No. 128, “Earnings Per Share” (SFAS No. 128). Basic and diluted earnings per share for the three and nine months ended September 30, 2006 and 2005 were calculated as follows:

	For the Three Months Ended September 30,
	2006			2005
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share amounts)
Basic earnings per share
Income available to common shareholders	$5,911	26,355,973	$0.22	$5,306	29,681,764	$0.18
Effect of dilutive securities
Stock options		141,185	-		209,955	-
Management Recognition and Retention Plan		43,502	-		163,158	-
Total effect of dilutive securities		184,687			373,113	-
Diluted earnings per share
Income available to common shareholders
plus assumed exercise of options	$5,911	26,540,660	$0.22	$5,306	30,054,877	$0.18

	For the Nine Months Ended September 30,
	2006			2005
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
	(dollars in thousands, except per share amounts)
Basic earnings per share
Income available to common shareholders	$17,297	27,254,749	$0.63	$15,374	29,094,049	$0.53
Effect of dilutive securities
Stock options		147,060	-		205,820	-
Management Recognition and Retention Plan		48,206	-		145,982	-
Total effect of dilutive securities		195,266			351,802	(0.01)
Diluted earnings per share
Income available to common shareholders
plus assumed exercise of options	$17,297	27,450,015	$0.63	$15,374	29,445,851	$0.52

    KNBT also had outstanding stock options for the three months and nine months ended September 30, 2006 to purchase 1,307,900 and 1,274,573 shares of common stock, respectively, with exercise prices ranging from $16.13 to $16.56 per share. These options were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2006 because the option exercise price was greater than the average market price. KNBT also had outstanding stock options for the three months and nine months ended September 30, 2005 to purchase 1,328,743 and 1,291,374 shares of common stock, respectively, with exercise prices ranging from $14.91 to $16.50 per share that were anti-dilutive.

    Common stock outstanding for the purpose of calculating basic earnings per share does not include 809,219 and 856,820 unallocated shares held by the Employee Stock Ownership Pan (“ESOP”) at September 30, 2006 and September 30, 2005, respectively. The exclusion of these unallocated shares held by the ESOP is in accordance with the provisions of Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

    Unearned and uncommitted Management Recognition and Retention Plan (“MRRP”) shares to be released are not considered to be outstanding for basic earnings per share calculations. At September 30, 2006, unearned MRRP shares totaled 379,700 and uncommitted MRRP shares totaled 176,547. At September 30, 2005, unearned MRRP shares totaled 507,000 and uncommitted MRRP shares totaled 173,447.

NOTE D - INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT’s investment securities held-to-maturity and available-for-sale at September 30, 2006 (unaudited) and December 31, 2005 are as follows:

	At September 30, 2006 (unaudited)
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to maturity:
U.S. Government and agencies	$198	$-	$-	$198
Obligations of states and political subdivisions	-	-	-	-
Mortgage-backed securities
FNMA	16,393	-	(273)	16,120
CMOs	18,150		(240)	17,910
Total mortgage-backed securities	34,543	-	(513)	34,030
Total held to maturity	34,741	-	(513)	34,228

Available for sale:
U.S. Government and agencies	110,148	22	(1,068)	109,102
Obligations of states and political subdivisions	-	-	-	-
Asset-managed funds	5,247		(157)	5,090
Mortgage-backed securities
GNMA	1,767	26	-	1,793
FHLMC	130,687	36	(2,717)	128,006
FNMA	339,040	107	(7,910)	331,237
CMOs	238,888	78	(6,618)	232,348
Total mortgage-backed securities	710,382	247	(17,245)	693,384
Corporate and other debt securities	68,497	360	(86)	68,771
Equity securities	2,155	49	(65)	2,139
Total available for sale	896,429	678	(18,621)	878,486

Total investment securities	$931,170	$678	$(19,134)	$912,714

	At December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(in thousands)
Held to maturity:
U.S. Government and agencies	$472	$-	$-	$472
Obligations of states and political subdivisions	5,497	210	-	5,707
Mortgaged-backed securities
FNMA	20,603	-	(287)	20,316
CMOs	20,796	-	(217)	20,579
Total mortgage-backed securities	41,399	-	(504)	40,895
Total held to maturity	47,368	210	(504)	47,074

Available for sale:
U.S. Government and agencies	158,819	203	(1,614)	157,408
Obligations of states and political subdivisions	63,181	2,015	(31)	65,165
Asset-managed funds	4,904	-	(157)	4,747
Mortgaged-backed securities
GNMA	2,365	28	(1)	2,392
FHLMC	139,425	64	(2,628)	136,861
FNMA	402,354	357	(7,349)	395,362
CMOs	275,713	41	(6,955)	268,799
Total mortgaged-backed securities	819,857	490	(16,933)	803,414
Corporate and other debt securities	73,605	452	(76)	73,981
Equity securities	13,904	805	(151)	14,558
Total available for sale	1,134,270	3,965	(18,962)	1,119,273

Total investment securities	$1,181,638	$4,175	$(19,466)	$1,166,347

       Unrealized losses are due primarily to changes in market interest rates and other temporary changes in market conditions. Management has reviewed the securities listed in the above tables and believe all unrealized losses to be temporary.

NOTE E - STOCK BASED COMPENSATION

Stock Option Plans

KNBT maintains the 2004 Stock Option Plan (2004 Plan), as well as the stock option plans from prior acquisitions. The 2004 Plan allows KNBT to grant options up to an aggregate of 2,020,118 shares of common stock to key employees and directors. The options have a term of up to ten years when they are issued and typically vest over a five-year period, except for some options granted to directors that vest over an eight-year period. The exercise price of each option is the market price of KNBT’s stock on the date of grant.

On January 1, 2006, KNBT adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment”. Statement 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Prior to January 1, 2006, KNBT accounted for stock options using APB Opinion No. 25 and included disclosures of pro forma net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been used. KNBT elected the modified prospective transition method for adopting SFAS No. 123(R) through December 31, 2005. Under SFAS No. 123(R), all forms of share-based payments to employees, including stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The provisions apply to all awards granted after the required effective date including existing awards not vested, or which are modified, repurchased, or canceled after that date.

As of January 1, 2006, KNBT began to expense these grants as required by SFAS No. 123(R). Stock-based employee compensation cost pertaining to stock options is reflected in net income with the fair value of each option being estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates variable assumptions, which include: the expected volatility, which is based on the historical volatility of KNBT’s traded stock and peer group comparisons; the expected term calculated using the simplified method; the expected dividend yield based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant. KNBT used historical data to estimate option exercise and employee terminations within the valuation model. KNBT used the following assumptions:

	For the Nine Months
	Ended September 30,
	2006	2005

Expected dividend yield	2.50%	2.00%
Expected volatility	22.63%	25.00%
Risk-free interest rate	4.34%	3.97%
Expected option life	6.5 years	7.7 years
Fair value of option	$3.84	$4.41

KNBT did not grant any share-based options during the three-month period ended September 30, 2006. For the nine-month period ended September 30, 2006, KNBT granted 217,400 shares to certain employees and directors under the 2004 Plan. For the three and nine month periods ended September 30, 2005, KNBT granted options covering 3,500 and 231,650 shares, respectively.

The following table illustrates the effect on net income and earnings per share for the three and nine months ended September 30, 2005 if KNBT had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation rather than using APB No. 25.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005

	(in thousands, except per share amounts)
Net income
As reported	$5,306	$15,374
Add: stock-based employee compensation expense
included in reported net income, net
of related tax effects	6	18
Less: stock-based compensation cost determined
under fair value method for all awards, net
of related tax effects	168	495
Pro-forma	$5,144	$14,897

Earnings per share (diluted)
As reported	$0.18	$0.52
Pro-forma	$0.17	$0.51

Earnings per share (basic)
As reported	$0.18	$0.53
Pro-forma	$0.17	$0.51

The table below is a summary of changes to stock option plans for the nine months ended September 30, 2006.

	For the Nine Months Ended September 30, 2006
			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (in years)	Value
Outstanding as of 1/1/2006	1,796,338	$13.58
Issued	217,400	16.51
Exercised	(22,147)	5.68
Forfeited	(5,000)	16.37
Expired	-	-
Outstanding as of 9/30/2006	1,986,591	$13.98	7.31	$4,171,841

Options exercisable at 9/30/2006	834,171	$10.66	6.29	$4,521,207

The total intrinsic value of stock options exercised during the third quarter of 2006 was $33,831. The following table summarizes information concerning KNBT’s stock options outstanding at September 30, 2006.

	For the Nine Months Ended September 30, 2006
	Options Outstanding			Options Exercisable
		Weighted Average
	Stock	Remaining	Weighted	Stock Options	Weighted
Range of	Options	Contractual	Average	Exercisable	Average
Exercise Prices	Outstanding	Life in Years	Exercise Price		Exercise Price
$3.73 - $4.35	52,278	4.56	$4.21	52,278	$4.21
$4.36 - $6.37	327,508	5.09	$5.65	327,508	$5.65
$6.38 - $8.36	66,005	5.36	$6.70	66,005	$6.70
$11.35 - $16.56	1,540,800	7.96	$16.40	388,380	$16.42
	1,986,591			834,171

Compensation cost is generally recognized over the stated vesting period with the terms of the arrangement. As of September 30, 2006, there was $4.4 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 4.81 years.

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides for the ability to grant up to 808,047 restricted shares of KNBT’s common stock to the Company’s directors, advisory directors, officers and employees. Shares awarded to date under the MRRP are generally earned by recipients at a rate of 20% per year beginning on the first anniversary date of the grant. (Certain grants made in 2006 vest 60% on the third anniversary and 20% per year thereafter.) On May 6, 2004, 638,000 restricted shares were awarded. For the year ended December 31, 2005, 10,000 additional MRRP shares were awarded. Since the inception of the MRRP, awards covering 16,500 shares were forfeited and available for future grants. Except as discussed below, compensation expense for this plan is being recorded over the vesting period and is based on the market value of KNBT’s stock as of the date the awards were made. KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is treated as a reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired is $5.5 million and the amortization is reflected as a reduction in shareholders’ equity as of September 30, 2006. As part of the adoption of SFAS No. 123(R), the unrecognized compensation was reclassified as a component of additional paid-in capital. Expense under this plan for the three months ended September 30, 2006 and September 30, 2005 was $534,000 and $540,000, respectively. Expense under this plan for the nine months ended September 30, 2006 and 2005 was $1.6 million and $1.6 million, respectively.

The MRRP also provides for the ability to issue performance-based share awards. Performance-based grants covering 50,000 shares, subject to increase as described below, were made during the nine months ended September 30, 2006. These shares are earned if corporate performance targets are achieved for fiscal year 2008. If the targets are achieved, on the third anniversary of the date of grant, 60% of the shares granted will be earned with the remaining 40% being earned pro rata on the fourth and fifth anniversary dates of the grant assuming the recipient remains employed by KNBT at each of such dates. Furthermore, if the Company exceeds its target goals for the fiscal year 2008, the awards will increase in the aggregate by 7,000 shares. The grants specifically exclude accelerated vesting in the event of a change in control. There was no compensation expense related to these performance-based awards during the three months or nine months ended September 30, 2006.

NOTE F - LOANS

A summary of KNBT’s loans receivable at September 30, 2006 (unaudited) and December 31, 2005 is as follows:

	September 30,	December 31,
	2006	2005
	(unaudited)
	(in thousands)
Real estate
Residential	$484,951	$454,393
Construction	56,657	71,631
Commercial	360,949	336,480
Total real estate	902,557	862,504
Consumer loans	529,076	491,615
Commercial (non-real estate)	159,499	126,122
States and political subdivisions	688	2,017
Total gross loans	1,591,820	1,482,258

Mortgage loans held-for-sale	(2,264)	(556)
Deferred fees	1,096	26
Total loans	1,590,652	1,481,728
Allowance for loan losses	(16,630)	(15,964)
Total net loans	$1,574,022	$1,465,764

The following table shows the amounts of KNBT’s non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned for nine months ended September 30, 2006 and for the year ended December 31, 2005.

	Nine months ended	Twelve months ended
	September 30, 2006	December 31, 2005
	(unaudited)
	(dollars in thousands)

Non-accrual loans	$5,467	$6,839
Accruing loans 90 days or more past due	775	2,167
Total non-performing loans	6,242	9,006

Other real estate owned	205	162
Total non-performing assets	$6,447	$9,168

Total non-performing loans as a percentage of loans, net	0.40%	0.61%
Total non-performing loans as a percentage of total assets	0.21%	0.29%
Total non-performing assets as a percentage of total assets	0.22%	0.30%
Allowance for loan loss at period end to non-performing loans	266.42%	177.26%

Interest on non-accrual loans which would have been
recorded at the original rate	$(458)	$(301)

Interest on non-accrual loans that was reflected in income	40	-
Net decrease in interest income	$(418)	$(301)

KNBT’s recorded investment in impaired loans was $1.6 million at September 30, 2006 and $1.8 million at December 31, 2005. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $329,000 at September 30, 2006 and $304,000 at December 31, 2005. The average impaired loan balance for the nine months ended September 30, 2006 was $2.0 million and $1.2 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006 and 2005, the Bank received principal payments on impaired loans of $1.1 million and $145,000, respectively. Income on impaired loans is recognized by KNBT on a cash basis. KNBT recognized $40, 000 in interest income on impaired loans for the nine month period ended September 30, 2006, and did not recognize income on impaired loans for the nine month period ended September 30, 2005.

The following table shows the activity in KNBT’s allowance for loan losses during the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
	(unaudited)
	(in thousands)

Allowance for loan losses, beginning of period	$16,600	$15,760	$15,964	$15,742
Provision for loan losses	365	660	2,315	1,928
Charge-offs:
One-to-four family residential	(13)	(15)	(59)	(60)
Commercial business	(8)	(6)	(310)	(10)
Consumer	(392)	(708)	(1,634)	(2,080)
Total charge offs	(413)	(729)	(2,003)	(2,150)
Recoveries on loans previously charged off:
One-to-four family residential	18	1	39	9
Commercial business	9	5	158	66
Consumer	51	57	157	159
Total recoveries	78	63	354	234
Net loans charged-off	(335)	(666)	(1,649)	(1,916)

Allowance for loan losses, at period end	$16,630	$15,754	$16,630	$15,754

NOTE G - RETIREMENT PLANS

1.	Defined Benefit Plans

KNBT participates in a multiple employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during the plan year. In October 2003, KNBT froze the future accrual of benefits under this plan. KNBT continues to contribute to this plan for benefits accrued prior to October 2003. KNBT’s contribution to this plan in the nine months ended September 30, 2006 and 2005 was $183,000 and $325,000, respectively, which is included in compensation and employee benefits expense. KNBT will continue to contribute to this plan for benefits accrued prior to October 2003.

As part of the NEPF merger, KNBT assumed the multiple employer defined benefit pension plan of NEPF. This plan covered all employees who are age 21 or older and have one year of service. NEPF had amended the plan and frozen the benefits for the then current participants of the plan. For the nine months ended September 30, 2006, KNBT contributed approximately $239,000 to the NEPF pension plan, which is included in compensation and employee benefits expense.

KNBT expects to contribute an additional $342,000 in the aggregate to the two pension plans through December 31, 2006.

2.	Directors’ Deferred Plan

KNBT, as a part of previous acquisitions, assumed the deferred compensation plan for certain former directors of First Colonial. The plan requires annual payments for periods of five to fifteen years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. KNBT has recorded the deferred compensation liabilities using the present value method. The net periodic defined benefit expense for the three months ended September 30, 2006 and September 30, 2005 was as follows:

	September 30,
	2006	2005
	(in thousands)

Service cost	$-	$-
Interest cost	17	21
Net amortization and
deferral of prior service costs	-	-
Amortization of unrecognized net loss	1	-

Net periodic benefit cost	$18	$21

KNBT currently expects to contribute a total of approximately $17,000 to this plan in the year ended December 31, 2006.

NOTE H - NEW ACCOUNTING PRONOUNCEMENTS

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, FASB issued FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of SFAS No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is currently under evaluation by the Company to determine the impact on the Company’s consolidated financial statements.

In September 2006, FASB Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The Company is currently evaluating the impact the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, FASB Issued Statement No. 158 (SFAS 158),“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact the adoption of SFAS No. 158 will have on its consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No.108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition requires full disclosure as to the nature and amount of each individual error being corrected. The Company is currently evaluating the impact the adoption of SAB No. 108 will have on its consolidated financial statements. Because the Company is not aware of any material misstatement, it does not believe that the adoption of SAB 108 will have a material effect on the financial statements.

NOTE I - EXTINGUISHMENT OF DEBT

In March 2006, KNBT repaid $40.0 million of reverse repurchase agreements that had been assumed as part of the NEPF acquisition and repaid a $10.0 million Federal Home Loan Bank advance. The transactions settled at a price less than face value. The gain on the reverse repurchase agreement transaction was $965,000 and the net gain on the repayment of the Federal Home Loan Bank advance was $214,000 which included the effect of the write off of intangibles totaling $712,000.

NOTE J - TREASURY STOCK

On October 27, 2004, KNBT’s Board of Directors announced its first share repurchase program. Under the initial program which was completed during the third quarter of 2005, KNBT repurchased a total of 3,062,486 shares at an average price per share of $15.91. On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares, which was completed in July 2006 at an average cost of $16.30 per share. On June 26, 2006, the Board of Directors authorized another share repurchase program of up to ten percent or approximately 2,807,219 shares of the Company’s outstanding stock. At September 30, 2006, a total of 61,059 shares were purchased at an average cost of $15.80.

NOTE K - SALE OF BRANCHES

On August 29, 2006, KNBT entered into an agreement on the sale of two branches located in Columbia County, Pennsylvania. The sale of these branches will enable KNBT to focus on further expansion and penetration of the Luzerne County, Pennsylvania market. At September 30, 2006, the deposits and loans of these Columbia County branches that are being transferred total approximately $37.1 million and $13.4 million, respectively. Also, at September 30, 2006, property and fixed assets, net of accumulated depreciation and intangible assets totaled approximately $951,000. KNBT expects to record an approximate pre-to gain of $3.4 million subject to change pending closing of the transaction during the fourth quarter of 2006.

NOTE L - RECLASSIFICATIONS

Certain reclassifications of prior years’ amounts have been made to conform to the September 30, 2006 presentation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward - Looking Statements

The information contained in this Form 10-Q may contain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to KNBT’s management's intentions, plans, beliefs, expectations or opinions or with respect to the operation of the Company or its subsidiaries. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of KNBT and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

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

         Goodwill, and other identifiable intangible assets are subject to impairment testing at least annually to determine whether write-downs of the recorded balance are necessary. KNBT tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three different market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT’s books to write down the related goodwill to the proper carrying value. As of September 30, 2006, KNBT’s recorded goodwill amounted to $107.6 million compared to $101.5 million at December 31, 2005. During the first quarter of 2006, KNBT completed its acquisition of Paragon and recorded goodwill of approximately $3.2 million with respect to that acquisition. KNBT is in the process of finalizing these values and, as such, the allocation of the purchase price is subject to revision. The Company does not anticipate these revisions to materially affect its financial position.

      On January 1, 2006, KNBT changed accounting policy related to share-based compensation in connection with the adoption of SFAS No.123(R). As a part of the transition to SFAS No.123(R), KNBT elected to use the modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to KNBT, SFAS No. 123(R) applies to new awards and to awards which are modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of each award for which the requisite service period has not been rendered, (generally referring to nonvested awards) that was outstanding as of January 1, 2006, is now recognized as the remaining requisite service is rendered. Compensation expense for such awards granted prior to January 1, 2006 is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for share-based compensation.

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

Comparison of Financial Condition as of September 30, 2006 and December 31, 2005

Assets. KNBT’s total assets were $2.9 billion at September 30, 2006, a decrease of $155.0 million or 5.0% compared to $3.1 billion at December 31, 2005 primarily due to a decline in investment securities available for sale partially offset by growth of the loan portfolio. KNBT’s total net loans receivable increased by $108.3 million or 7.40% to $1.6 billion at September 30, 2006, compared to December 31, 2005. The growth in loans receivable was primarily due to an increase of $30.6 million or 6.7% in residential real estate loans. In addition, although real estate construction loans decreased $15.0 million or 20.9% during the period, commercial real estate loans increased $24.5 million or 7.3% due to the conversion of a large real estate construction loan to permanent financing. At September 30, 2006, total investment securities decreased $253.4 million or 21.7% to $913.2 million compared to $1.2 billion at December 31, 2005. At September 30, 2006, there was a decrease in both the available-for-sale and held-to-maturity investment securities portfolios of KNBT. The available-for-sale category decreased $240.8 million or 21.5% while the held-to-maturity category decreased $12.6 million or 26.7% during the period. The decrease in the available-for-sale portfolio was primarily attributable to a decrease of $110.0 million or 13.7% in mortgage-backed securities, a decrease of $48.3 million or 30.7% in U.S. Government and agency securities and the sale of $65.2 million of state and political subdivision tax-advantaged securities. Tax planning strategies, principally the utilization of charitable contribution carry forward, was the primary reason for the sale of the state and political subdivision securities within the available-for-sale portfolio. The primary reason for the decrease of the mortgage-backed and U.S. Government agency securities classified as available-for-sale was to fund the growth in the loan portfolio, to fund maturing Federal Home Loan Bank (“FHLB”) advances and to fund repurchases of common stock made pursuant to KNBT’s stock repurchase programs.

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

         Non-performing loans decreased $2.8 million or 30.7% to $6.2 million at September 30, 2006 compared to $9.0 million at December 31, 2005. The decrease was principally due to a $1.8 million or 43.8% decline in non-performing residential mortgage loans, a $633,000 or 28.4% decrease in non-performing commercial loans and a $359,000 or 13.2% decrease in non-performing consumer loans at September 30, 2006 compared to December 31, 2005. Total non-performing loans as a percentage of net loans improved to 0.40% at September 30, 2006 compared with 0.61% at December 31, 2005.

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

         In addition, in establishing the allowance for loan losses, KNBT’s management uses a ten point internal rating system for all loans originated by the Commercial Lending Department. At the time of origination, each commercial loan is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT’s allowance for loan losses. Such agencies may require KNBT to make additional provisions for estimated loan losses based upon judgments different from those of management. As of September 30, 2006, KNBT’s allowance for loan losses was 1.05% of total loans receivable compared to 1.08% at December 31, 2005.

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

        Liabilities. KNBT’s total liabilities were $2.6 billion at September 30, 2006, a decrease of $128.2 million or 4.7% compared to December 31, 2005 primarily due to declines in the balances of securities sold under agreements to repurchase and FHLB advances, partially offset by an increase in total deposits. Total deposits increased $36.4 million or 1.96% to $1.9 billion at September 30, 2006 compared to December 31, 2005. This increase reflected, in part, KNBT’s continuing efforts to boost the level of checking accounts, money market accounts and other core deposits. Core deposits consist of all deposits other than certificates of deposit. FHLB advances declined $136.3 million or 19.3% to $568.9 million at September 30, 2006 compared to $705.1 million at December 31, 2005. Maturing advances were the primary reason for the decline along with the prepayment of $10.0 million in FHLB advances. Securities sold under agreements to repurchase declined $30.4 million or 39.5% to $46.5 million at September 30, 2006 compared to $76.9 million at December 31, 2005. The primary reason for the decrease was the repayment of $40.0 million of repurchase agreements that were acquired in the NEPF acquisition. The repurchase decision was precipitated by an analysis of KNBT’s funding and cash flow requirements that allowed KNBT to redeem the securities at a price less than face value.

Shareholders’ Equity. Shareholders’ equity totaled $349.7 million at September 30, 2006 compared to $376.6 million at December 31, 2005, a decrease of $26.8 million or 7.1%. The decrease in shareholders’ equity was primarily the result of the continued repurchase of KNBT common stock through the Company’s stock repurchase programs and the payment of cash dividends. During the nine month period ended September 30, 2006, KNBT repurchased 2,413,842 shares of its common stock at a cost of $39.1 million. Dividends declared and paid during the nine-month period ended September 30, 2006 reduced retained earnings $6.4 million. Since the third quarter ended September 30, 2005 to the quarter ended September 30, 2006, KNBT has increased cash dividends per share by 33.3% from $0.06 per share to $0.08 per share. Also contributing to the decline in shareholders’ equity was a decrease in accumulated other comprehensive income of $1.8 million relating to unrealized losses in investment securities available-for-sale. Net income for the nine months ended September 30, 2006 was $17.3 million.  KNBT committed to release 35,701 shares of the Company’s common stock during the nine months ended September 30, 2006 pursuant to the ESOP with a value as calculated in accordance with SOP 93-6 of approximately $551,000.

Regulatory capital for KNBT and the Bank at September 30, 2006 and December 31, 2005 are shown in the following tables.

	At September 30, 2006
	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$281,448	14.54%	$154,825	8.00%	N/A	N/A
Bank	$250,781	12.99%	$154,443	8.00%	$193,054	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$264,818	13.68%	$77,413	4.00%	N/A	N/A
Bank	$234,151	12.13%	$77,222	4.00%	$115,833	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$264,818	9.35%	$113,254	4.00%	N/A	N/A
Bank	$234,151	8.18%	$114,513	4.00%	$143,142	5.00%

	At December 31, 2005
	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital	(dollars in thousands)
(To risk-weighted assets)
Company (consolidated)	$312,692	16.95%	$147,621	8.00%	N/A	N/A
Bank	$281,866	15.16%	$148,727	8.00%	$185,908	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$296,543	16.07%	$73,811	4.00%	N/A	N/A
Bank	$265,902	14.30%	$74,363	4.00%	$111,545	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$296,543	8.16%	$145,394	4.00%	N/A	N/A
Bank	$265,902	8.80%	$120,895	4.00%	$151,119	5.00%

Liquidity. KNBT’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source.   KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. The average balance of FHLB advances was $647.2 million and $741.8 million for the nine months ended September 30, 2006 and September 30, 2005, respectively. To date, KNBT’s borrowings have consisted primarily of advances from the FHLB of Pittsburgh.

“GAP” Analysis. The following interest rate sensitivity “GAP” table sets forth the amounts of KNBT’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2006, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2006, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 12% to 32%. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” of 38%, 8% and 8%, respectively.
	At September 30, 2006
		More than	More than	More than	More than
	3 Months	3 Months	6 Months	1 Year	3 Years	More than
	or Less	to 6 Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
	(dollars in thousands)
Interest-earning assets (1):
Deposits at other institutions	$33,791	$-	$-	$-	$-	$-	$33,791
Loans receivable (2)	285,628	90,727	174,624	444,244	259,507	338,186	1,592,916
Investment securities, debt	117,423	35,940	124,733	322,446	182,661	127,895	911,098
Investment securities, equity	-	-	-	-	-	35,495	35,495
Total interest-earning assets	$436,842	$126,667	$299,357	$766,690	$442,168	$501,576	$2,573,300
Cumulative total interest-
earning assets	$436,842	$563,509	$862,866	$1,629,556	$2,071,724	$2,573,300	$2,573,300
Interest-bearing
liabilities:
Savings deposits	$677	$9,179	$9,179	$12,239	$15,299	$183,584	$230,157
Interest-bearing checking deposits	-	13,967	9,311	9,311	4,656	195,530	232,775
Money market deposits	45,220	54,264	36,176	60,293	30,146	226,097	452,196
Certificates of deposit	194,960	197,488	201,905	148,675	31,189	1,679	775,896
FHLB advances and other
borrowings	151,394	67,330	95,756	190,358	69,501	79,560	653,899
Total interest-bearing liabilities	$392,251	$342,228	$352,327	$420,876	$150,791	$686,450	$2,344,923
Cumulative total interest-
bearing liabilities	$392,251	$734,479	$1,086,806	$1,507,682	$1,658,473	$2,344,923	$2,344,923
Interest-earning assets
less interest-bearing liabilities	$44,591	$(215,561)	$(52,970)	$345,814	$291,377	$(184,874)	$228,377
Cumulative interest-rate
sensitivity gap (3)	$44,591	$(170,970)	$(223,940)	$121,874	$413,251	$228,377
Cumulative interest-rate gap as a
percentage of total assets at
September 30, 2006	1.52%	(5.84)%	(7.65)%	4.16%	14.12%	7.80%
Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at September 30, 2006	111.37%	76.72%	79.39%	108.08%	124.92%	109.74%

(1) Interest-earning assets are included in the period in which the balances are expected to be redeployed and/or repriced as a result of anticipated prepayments, scheduled rate adjustment or contractual maturity.

(2) For purposes of the gap analysis, loans receivable includes non-performing loans, gross of the allowance for loan losses, undisbursed loan funds, deferred loan fees and mortgage loans held for sale.

(3) Interest-rate sensitivity gap represents the net difference between interest-earning assets and interest-bearing liabilities.

Comparison of Operating Results for the three and nine months ended September 30, 2006 and 2005

General. KNBT’s net income increased by $605,000, or 11.40% to $5.9 million for the three months ended September 30, 2006 compared to $5.3 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, net income increased by $1.9 million, or 12.5% to $17.3 million compared to $15.4 million for the same period in 2005. Net income increased during the 2006 periods primarily due to higher levels of non-interest income, partially offset by increases in non-interest expense. The primary reason for growth in non-interest income in the 2006 periods compared to the 2005 periods was increasing revenues from the Bank’s trust operations, brokerage service revenue from KNBT Securities, revenues from Caruso and Higgins and security gains. In addition, the Trust Company of the Lehigh Valley, part of the Paragon acquisition, was included in KNBT’s results as of March 1, 2006. Also, KNBT redeemed $40.0 million in reverse repurchase agreements and prepaid $10.0 million of FHLB advances at a price less than face value which resulted in an aggregate gain of $1.2 million. Non-interest expense increased in the 2006 periods due to the added expenses arising from the expanded operations attributable to KNBT’s acquisitions.

Net Interest Income. Net interest income is the principal source of earnings for KNBT, and consists primarily of interest income on loans receivable and investment and mortgage-backed securities, offset by interest expense on deposits and borrowed funds. Therefore, the interest rate environment has a material impact on KNBT’s earnings. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Generally, KNBT is able to increase net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive. This is due to funding costs being more directly tied to shorter term rates, while loan rates are tied to intermediate and longer term rates. However, in 2004 the yield curve flattened, and at times became inverted and has remained flat through September 30, 2006. This has applied pressure to yields on KNBT’s interest-earning assets.

For the three months ended September 30, 2006, KNBT’s net interest income was $18.0 million, a decrease of $2.2 million or 10.9% compared to $20.2 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, net interest income was $55.2 million an increase of $871,000 or 1.6% compared to $54.4 million for the nine months ended September 30, 2005. KNBT’s average interest-earning assets totaled $2.6 billion for the three months ended September 30, 2006 compared to $2.8 billion for the three months ended September 30, 2005. Average interest-earning assets for the nine-month period ended September 30, 2006 were $2.6 billion, compared to $2.5 billion for the nine months ended September 30, 2005. Average interest-bearing liabilities were $2.4 billion for the three months ended September 30, 2006 compared to $2.5 billion for the three months ended September 30, 2005. Average interest-earning liabilities for the nine-month period ended September 30, 2006 were $2.4 billion, compared to $2.2 billion for the same period in 2005.

KNBT’s average interest rate spread on a tax equivalent basis was 2.52% and 2.59% for the three and nine month periods ended September 30, 2006, respectively, compared to 2.69% and 2.72% for the three and nine month periods ended September 30, 2005. The effective tax rate used for the taxable equivalent adjustment was 35%. The net interest margin, a measure of net interest income performance, is determined by dividing net interest income on a tax equivalent basis by the average balance of total interest-earning assets. For the three and nine month periods ended September 30, 2006, the net interest margin on a tax-equivalent basis was 2.79% and 2.86%, respectively, compared to 2.99% and 3.01%, respectively, for the same periods in 2005. KNBT’s net interest margin and average interest rate spread has contracted from the comparable 2005 levels due to increased deposit costs and the flattening yield curve which has typically led to replacement yields on new interest-earning assets being lower than yields on maturing assets as well as short-term funding costs increasing at a faster rate than yields on interest-earning assets. The flattening of the yield curve that was experienced in 2005 as well as through the first three quarters of 2006 and the associated impact of funding KNBT’s ongoing share repurchase programs has negatively impacted our margin and compressed the spread between our longer term assets and our shorter term liabilities.

KNBT presents its net interest margin on a tax-equivalent basis because management believes that presentation of its net interest margin and average interest rate spread on a tax-equivalent basis provides information that is useful for a proper understanding of the operating results of KNBT's business. These disclosures should not be viewed as a substitute for operating results determined in accordance with generally accepted accounting principles (“GAAP”) nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies. Without the adjustment for tax-free income, the net interest margin was 2.76% and 2.80% respectively, for three and nine month periods ended September 30, 2006, and 2.90% and 2.91% for the same periods in 2005. See “-Average Balances, Net Interest Income, and Yields Earned and Rates Paid.”

Interest Income. KNBT’s total interest income was $37.8 million for the three-month period ended September 30, 2006, a $1.3 million or 3.6% increase compared to $36.4 million in total interest income for the three-month period ended September 30, 2005. For the nine months ended September 30, 2006, total interest income was $110.7 million, a $15.7 million or 16.5% increase compared to $95.0 million for the nine-month period end September 30, 2005. For the three months ended September 30, 2006, interest income on loans was $25.3 million, a $3.2 million or 14.6% increase compared to $22.0 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest income on loans was $71.3 million, a $16.3 million or 29.5% increase compared to $55.1 million for the nine months ended September 30, 2005. Interest income on investment securities for the three months ended September 30, 2006 was $12.1 million, a $1.9 million or 13.8% decrease compared to $14.1 million for the same period in 2005. For the nine months ended September 30, 2006, interest income on investment securities was $38.5 million, a $201,000 or 0.5% decrease compared to $38.7 million for the nine months ended September 30, 2005.

The reason for the increase in total loan interest income for both the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 was primarily due to the increases in the average balance of KNBT’s loan portfolio. The average balances of loans for the three-month period ended September 30, 2006 increased $129.7 million or 9.0% to $1.58 billion compared to $1.45 billion for the three-month period ended September 30, 2005. For the nine-month period ended September 30, 2006, the average balance for loans increased $296.0 million or 24.0% to $1.53 billion compared to $1.23 million for the same period in 2005. The increases in the 2006 periods were also affected, in part, by the loans acquired from the May 19, 2005 acquisition of NEPF. The decrease in interest income on investment securities for both the three and nine month periods ended September 30, 2006 compared to the same periods in 2005 was primarily driven by a decrease in the average balance of investment securities caused by the sale of investment securities. The sales were conducted for funding the growth in the loan portfolio, to fund maturing FHLB advances and for purchasing common stock pursuant to KNBT’s stock repurchase programs. The average balances of investment securities for the three-month period ended September 30, 2006 decreased $289.3 million or 22.2% to $1.01 billion compared to $1.30 billion for the three-month period ended September 30, 2005. For the nine month period ended September 30, 2006, the average balance on investment securities declined $118.2 million or 9.70% to $1.10 billion compared to $1.21 billion for the same period in 2005.

        Interest Expense. KNBT’s total interest expense for the three months ended September 30, 2006 was $19.8 million, an increase of $3.5 million or 21.6%, compared to $16.3 million for the same period in 2005. For the nine months ended September 30, 2006, total interest expense was $55.5 million, a $14.8 million or 36.4% increase over the nine-month period ended September 30, 2005. The growth in interest expense reflected the continued implementation of KNBT’s strategy of increasing the portion of its funding needs satisfied through the use of deposits, in particular, core deposits rather than borrowing. Interest expense on deposits totaled $12.6 million for the three months ended September 30, 2006, an increase of $4.8 million or 62.7%, compared to $7.7 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, interest expense on deposits totaled $33.1 million, an increase of $13.9 million or 72.7%, compared to $19.2 million for the nine months ended September 30, 2005. Interest on FHLB advances, subordinated debt and securities sold under agreements to repurchase decreased by an aggregate of $1.3 million or 15.6% to $7.2 million for the three months ended September 30, 2006 compared to $8.6 million for the same period in 2005. Interest expense on FHLB advances, subordinated debt and securities sold under agreements to repurchase for the nine months ended September 30, 2006, totaled $22.4 million, an increase of $876,000 or 4.1%, compared to $21.5 million for the nine months ended September 30, 2005.

The increase in interest expense on deposits for the three and nine months ended September 30, 2006 compared to the three and nine months September 30, 2005 was primarily due to the increase in the average rate paid on deposits and to a lesser degree the increase in the average balances, as a result of the NEPF acquisition. The Federal Reserve’s increases in short-term rates throughout 2005 and into 2006 increased market rates generally and resulted in KNBT having to increase the rates paid on deposits. Consequently, due to the increase in short-term rates, higher cost, short-term time deposits have now become a more favorable funding source to short- term borrowing obligations. The average rates paid on deposits increased 98 basis points to 2.95% for the three month period ended September 30, 2006 compared to the same period in 2005 and 81 basis points to 2.65% compared to the nine months ended September 30, 2005. The average balance of interest-bearing deposits increased $131.6 million or 8.4% to $1.7 billion for the three months ended September 30, 2006 compared to $1.6 billion for the same period in 2005. For the nine-month period ended September 30, 2006, the average balance of deposits increased $274.4 million or 19.8% to $1.7 billion compared to $1.4 million for the same period in 2005. As a result, interest expense on FHLB advances and subordinated debt decreased for the three month period ended September 30, 2006 compared to the same period in 2005 primarily due to the extinguishment of debt and the repayment of FHLB advances. The principal reason for the increase in interest expense for the nine month period ended September 30, 2006 compared to the same period in 2005 was an increase in such instruments due to the assumption of FHLB advances and trust preferred securities from NEPF. KNBT has moderated the increase in this category through the extinguishment of debt and the repayment of maturing of FHLB advances.

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

	For the Three Months Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets
Interest-bearing balances with banks	$6,294	$80	5.08%	$44,014	$338	3.07%
Federal Funds sold	22,529	297	5.27%	-	-	-
Investment securities
Taxable (1)	1,010,334	12,099	4.79%	1,218,070	13,122	4.31%
Non-taxable (2)	3,043	57	7.49%	84,650	1,438	6.80%
Loans receivable (2) (3)	1,579,827	25,429	6.44%	1,450,103	22,152	6.11%
Allowance for loan losses	(16,617)			(15,879)
Net loans	1,563,210	25,429	6.51%	1,434,224	22,152	6.18%
Total interest-earning assets	2,605,410	37,962	5.83%	2,780,958	37,050	5.33%
Non-interest-earning assets	359,340	-		318,721	-
Total assets, interest income	$2,964,750	37,962		$3,099,679	37,050

Interest-bearing liabilities
Demand deposits	$236,346	424	0.72%	$233,442	179	0.31%
Money market deposits	448,266	3,852	3.44%	297,635	1,469	1.97%
Savings deposits	239,887	279	0.47%	289,644	296	0.41%
Certificates of deposit	779,620	8,018	4.11%	751,791	5,786	3.08%
Total interest-bearing deposits	1,704,119	12,573	2.95%	1,572,512	7,730	1.97%

Securities sold under agreements
to repurchase	45,450	462	4.07%	70,143	579	3.30%
FHLB advances	602,068	6,028	4.00%	783,036	7,303	3.73%
Other debt	38,585	731	7.58%	39,056	671	6.87%
Total interest-bearing liabilities	2,390,222	19,794	3.31%	2,464,747	16,283	2.64%

Non-interest-bearing liabilities
Non-interest-bearing deposits	195,523	-	-	182,745	-	-
Other liabilities	34,625	-	-	51,680	-	-
Total liabilities	2,620,370	19,794		2,699,172	16,283
Shareholders' equity	344,380	-	-	400,508	-	-
Total liabilities and shareholders'
equity, interest expense	$2,964,750	19,794		$3,099,680	16,283

Net interest income on tax equivalent basis (2)		18,168			20,767
Net interest spread on
tax-equivalent basis (4)			2.52%			2.69%
Net interest margin
tax-equivalent basis (5)			2.79%			2.99%
Tax-exempt adjustment (2)		(193)	(0.03)%		(605)	(0.09)%

Net interest income and margin (4) (5)		$17,975	2.76%		$20,162	2.90%
Average interest-earning assets
to average interest-bearing liabilities.			109.00%			112.83%

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a tax-equivalent basis. The taxable equivalent adjustments included the effect of increasing interest income over the GAAP basis and were $193,000 and $605,000 for the three months ended September 30, 2006 and 2005, respectively. The effective tax rate used for the taxable equivalent adjustment was 35%.

(3) Loan fees (expenses) of $(51,258) and $57,000 for the three months ended September 30, 2006 and 2005, respectively, are included in interest income. Average loan balances include non-accruing loans of $5.8 million and $5.9 million and average loans held-for-sale of $29,000 and $1.4 million for the three months ended September 30, 2006 and 2005, respectively.

(4) Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax equivalent basis, and the rate paid on interest-bearing liabilities. On a GAAP basis, the Company's net interest spread was 2.49% and 2.60% for the three months ended September 30, 2006 and 2005.

(5) Net interest margin is computed on a GAAP basis by dividing net interest income by average interest-earning assets.

	For the Nine Months Ended September 30,
	2006			2005
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
	Balance	Expense	Rate	Balance	Expense	Rate
	(dollars in thousands)
Interest-earning assets
Interest-bearing balances with banks	$14,355	$453	4.21%	$61,343	$1,226	2.66%
Federal Funds sold	10,325	395	5.10%	-	-	-
Investment securities
Taxable (1)	1,056,499	37,132	4.69%	1,113,172	35,434	4.24%
Non-taxable (2)	39,031	2,113	7.22%	100,582	4,958	6.57%
Loans receivable (2) (3)	1,527,986	71,868	6.27%	1,231,986	55,293	5.98%
Allowance for loan losses	(16,203)			(13,093)
Net loans	1,511,783	71,868	6.34%	1,218,893	55,293	6.05%
Total interest-earning assets	2,631,993	111,961	5.67%	2,493,990	96,911	5.18%
Non-interest-earning assets	354,195	-		263,649	-
Total assets, interest income	$2,986,188	111,961		$2,757,639	96,911

Interest-bearing liabilities
Demand deposits	$233,168	1,028	0.59%	$205,892	347	0.22%
Money market deposits	400,194	9,246	3.08%	274,025	3,376	1.64%
Savings deposits	252,744	857	0.45%	250,933	811	0.43%
Certificates of deposit	777,460	21,980	3.77%	658,312	14,644	2.97%
Total interest-bearing deposits	1,663,566	33,111	2.65%	1,389,162	19,178	1.84%

Securities sold under agreements
to repurchase	53,806	1,491	3.69%	44,423	938	2.82%
FHLB advances	647,205	18,809	3.87%	741,781	19,209	3.45%
Other debt	38,709	2,059	7.09%	27,142	1,336	6.56%
Total interest-bearing liabilities	2,403,286	55,470	3.08%	2,202,508	40,661	2.46%

Non-interest-bearing liabilities
Non-interest-bearing deposits	192,464	-	-	152,337	-	-
Other liabilities	33,384	-	-	12,624	-	-
Total liabilities	2,629,134	55,470		2,367,469	40,661
Shareholders' equity	357,054	-	-	390,170	-	-
Total liabilities and shareholders'
equity, interest expense	$2,986,188	55,470		$2,757,639	40,661

Net interest income on tax equivalent basis (2)		56,491			56,250
Net interest spread on
tax-equivalent basis (4)			2.59%			2.72%
Net interest margin
tax-equivalent basis (5)			2.86%			3.01%
Tax-exempt adjustment		(1,259)	(0.06)%		(1,889)	(0.10)%

Net interest income and margin (4) (5)		$55,232	2.80%		$54,361	2.91%
Average interest-earning assets
to average interest-bearing liabilities			109.52%			113.23%

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a tax-equivalent basis. The taxable equivalent adjustments included the effect of increasing interest income over the GAAP basis and were $1.3 million and $1.9 million for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate used for the taxable equivalent adjustment was 35%.

(3) Loan fees (expenses) of $(45,790) and $(155,000) for the nine months ended September 30, 2006 and 2005, respectively, are included in interest income. Average loan balances include non-accruing loans of $5.5 million and $4.9 million and average loans held-for-sale of $304,000 and $1.2 million for the nine months ended September 30, 2006 and 2005, respectively.

(4) Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax equivalent basis, and the rate paid on interest-bearing liabilities. On a GAAP basis, the Company's net interest spread was 2.53% and 2.62% for the nine months ended September 30, 2006 and 2005.

(5) Net interest margin is computed on a GAAP basis by dividing net interest income by average interest-earning assets.

Management believes that it is common industry practice in the banking industry to present such information on a fully tax-equivalent basis and that such information is useful to investors in making peer comparisons. However, these non-GAAP financial measure should not be considered an alternative to GAAP. The reconciliation of these non-GAAP measures from GAAP is presented below.

	For the Three Months Ended
	September 30, 2006		September 30, 2005
		Average		Average
	Interest	Yield/Cost	Interest	Yield/Cost
	(dollars in thousands)

Investment securities - nontaxable	$37	4.86%	$949	4.48%
Tax equivalent adjustments	20		489
Investment securities - nontaxable to a
taxable equivalent yield	$57	7.49%	$1,438	6.80%

Loans receivable - nontaxable	$322	3.90%	$224	4.39%
Tax equivalent adjustments	173		116
Loans receivable - nontaxable to a taxable	$495	5.99%	$340	6.66%
equivalent yield

Net interest income	$17,975		$20,162
Tax equivalent adjustment	193		605
Net interest income, tax equivalent	$18,168		$20,767
Net interest rate spread, no tax adjustment		2.49%		2.60%
Net interest margin, no tax adjustment		2.76%		2.90%

	For the Nine Months Ended
	September 30, 2006		September 30, 2005
		Average		Average
	Interest	Yield/Cost	Interest	Yield/Cost
	(dollars in thousands)

Investment securities - nontaxable	$1,373	4.69%	$3,272	4.34%
Tax equivalent adjustments	740		1,686
Investment securities - nontaxable to a
taxable equivalent yield	$2,113	7.22%	$4,958	6.57%

Loans receivable - nontaxable	$965	3.90%	$394	4.25%
Tax equivalent adjustments	519		203
Loans receivable - nontaxable to a taxable	$1,484	5.99%	$597	6.43%
equivalent yield

Net interest income	$55,232		$54,361
Tax equivalent adjustment	1,259		1,889
Net interest income, tax equivalent	$56,491		$56,250
Net interest rate spread, no tax adjustment		2.53%		2.62%
Net interest margin, no tax adjustment		2.80%		2.91%

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

	Three Months Ended September 30, 2006			Nine Months Ended September 30, 2006
	Compared to			Compared to
	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
	(in thousands)			(in thousands)
Interest Income:
Interest bearing deposits with banks	$32	$(290)	$(258)	$166	$(939)	$(773)
Fed funds sold	-	297	297	-	395	395
Investment securities (1)	830	(3,234)	(2,404)	2,787	(3,934)	(1,147)
Loans receivable, net (2)	1,296	1,981	3,277	3,290	13,285	16,575
Total interest-earning assets	2,158	(1,246)	912	6,243	8,807	15,050

Interest Expense:
Demand deposits	243	2	245	635	46	681
Money market deposits	1,640	743	2,383	4,316	1,554	5,870
Savings deposits	34	(51)	(17)	40	6	46
Certificates of deposit	2,018	214	2,232	4,686	2,650	7,336
Total interest-bearing deposits	3,935	908	4,843	9,677	4,256	13,933

Securities sold under agreements
to repurchase	87	(204)	(117)	355	198	553
FHLB advances and other borrowings	413	(1,688)	(1,275)	2,049	(2,449)	(400)
Other debt	68	(8)	60	154	569	723
Total interest-bearing liabilities	4,503	(992)	3,511	12,235	2,574	14,809

(Decrease) increase in net
interest income (3)	$(2,345)	$(254)	$(2,599)	$(5,992)	$6,233	$241

(1) Total decrease in investment securities on a nontaxable equivalent basis would be $(1.9 million) and $(201,000) for the three and nine month comparisons, respectively.
(2) Total increase in loans receivable on a nontaxable equivalent basis would be $3.2 million and $16.3 million for the three and nine month comparisons, respectively.
(3) Total (decrease) increase in net interest income on a nontaxable equivalent basis would be $(2.2) million and $871,000 for the three and nine month comparisons, respectively.

Provision for Loan Losses. The provision for loan losses is determined by management’s review and analysis of the loan portfolio. This evaluation process includes, among other things, an analysis of delinquent and non-performing loans, the level of charge-offs and recoveries, the value of collateral securing loans, borrowers’ ability to repay, repayment performance and local economic conditions. The valuation also takes into consideration performing loans that may have certain weaknesses as identified by management in its review of loans.

K NBT made a provision for loan losses of $365,000 for the three months ended September 30, 2006 compared to $660,000 for the three months ended September 30, 2005, a decrease of $295,000 or 44.7%. For the nine months ended September 30, 2006, the provision for loan losses was $2.3 million, a $387,000 or 20.1% increase over the same period in 2005. KNBT has made provisions in order to maintain the allowance for loan losses at a level, that to the best of our knowledge, covers all known and inherent losses that are both probable and reasonable to estimate at the dates presented in KNBT’s loan portfolio. The allowance for loan loss to total loans at September 30, 2006 was 1.05% as compared to 1.08% at December 31, 2005. For the three months ended September 30, 2006, charge-offs were primarily related to consumer loans. Non-performing loans totaled $6.2 million and $9.0 million at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, KNBT’s allowance for loan losses was 266.4% of non-performing loans compared to 177.3% at December 31, 2005.

Non-Interest Income. Non-interest income increased $2.4 million or 31.0% to $10.2 million for the three months ended September 30, 2006 compared to $7.8 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, non-interest income totaled $29.7 million, a $10.9 million or 58.3% increase over the same period in 2005. The increase during the three month period ended September 30, 2006 over the comparable period in 2005 was primarily the result of an increase of $606,000 or 99.7% in trust revenue, an increase of $255,000 or 43.1% in brokerage services revenue, an increase of $138,000 or 18.4% from check card/ATM card fees, and a gain of $1.4 million on the sale of investments. The increase in trust revenue was the primarily the result of additional revenues provided from the Trust Department acquired as part of the NEPF acquisition and the inclusion of a full quarter’s activity from the recently acquired TCLV. Brokerage revenues increased as a result of increased securities brokerage activity reflecting increased penetration by the sales force of KNBT Securities in both existing as well as its recently expanded territories. The $1.4 million gain was the result of the sale of investment securities, which was done to fund the growth in the loan portfolio, to repay maturing FHLB advances, and to purchase common stock pursuant to the stock repurchase programs. The increase for the nine month period ended September 30, 2006 over the comparable period in 2005 was an increase of $2.2 million or 152.8% from trust revenues, a $1.0 million or 56.7% increase in brokerage services revenue, $1.5 million or 55.20% increase in revenues from Caruso which was included for the full nine months of the 2006 period compared with only six months of the nine months ended September 30, 2005, a $1.2 million increase due to Higgins, a $1.2 million gain on the extinguishment of debt, which includes $712,000 related to the reversal of intangible assets recorded as part of the NEPF acquisition, and a $2.4 million increase in gains on sales of investments.

Non-Interest Expense. Non-interest expense increased by $825,000 or 4.5%, to $19.2 million for the three months ended September 30, 2006 compared to $18.4 million for the three months ended September 30, 2005. For the nine months ended September 30, 2006, non-interest expense totaled $58.1 million, a $9.3 million or 19.2% increase over the same period in 2005. Cost control initiatives, implemented during the three month period ended September 30, 2006, were primarily responsible for holding non-interest expense to the 4.5% increase over the three month period ended September 30, 2005. For the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005, advertising expenses decreased $218,000 or 51.5%, telecommunication expenses decreased $193,000, or 39.4%, office supplies and postage expense decreased $171,000 or 29.7% and other operating expenses decreased $147,000 or 9.7%. Compensation and employee benefit expense increased $1.3 million or 12.7% for the three-month period ended September 30, 2006 as compared to the same period in 2005. This was primarily due to the inclusion of 17 employees from the February 2006 Paragon acquisition in the three-month period ended September 30, 2006.

The major factors for the increases in the non-interest expense for the nine month period ended September 30, 2006 over the nine month period ended September 30, 2005 were higher compensation and benefit expenses, higher occupancy and equipment expenses, increased advertising expense, data processing expense, and amortization of intangible assets. Compensation and benefit expenses increased $5.8 million or 21.1% for the nine month period ended September 30,2006 over the comparable period 2005 period. The increase reflects the addition of 7 employees from the April 2005 acquisition of Caruso, 17 employees from the Paragon acquisition in February 2006 and approximately 180 employees from the NEPF acquisition in May 2005. Net occupancy and equipment costs increased $1.9 million or 25.3% for the nine-month period ended September 30, 2006. The increase in net occupancy and equipment costs was primarily due to the addition of 16 full-service branches acquired in the NEPF acquisition, as well as an administrative office building and two other properties housing banking units in Hazleton, Pennsylvania. Advertising expenses increased $186,000 or 20.8%, and data processing costs increased $336,000 or 20.8% for the nine month period ended September 30, 2006 as compared to the same period in 2005. Increased marketing costs to establish a market identity in the market area primarily served by NEPF was the main reason for the increase in advertising costs while the increased costs of systems conversions to connect the former NEPF office network to the KNBT network and its ongoing operation was the primary cause for the data processing cost increase. Amortization of intangible assets increased $512,000 or 22.9% for the nine-month period ended September 30, 2006 as compared to the nine months ended September 30, 2005. The increase in amortization of intangible asset expense was the result of the mark-to-market of the NEPF and Caruso assets and liabilities as required by SFAS No. 141.

Income Tax Expense. KNBT’s income tax expense decreased by $912,000 to $2.7 million for the three months ended September 30,2006 as compared to three months ended September 30, 2005. For the nine months ended September 30, 2006, KNBT’s income tax expense increased $158,000 or 2.2% to $7.2 million as compared to the nine months ended September 30, 2005. Included in the quarter and nine months ended September 30, 2005 was a $1.1 million charge to create a valuation allowance related to the impairment of a $5.2 million deferred tax asset recorded when KNBT made a $16.1 million contribution to the Keystone Nazareth Charitable Foundation established in connection with the conversion of the Bank to stock form in 2003. The effective income tax rate for the three and nine months ended September 30, 2006 was 31.1% and 29.4%, respectively, compared to 40.3% and 31.4% for the three and nine-month periods ended September 30, 2005. The effective tax rate, net of the $1.1 million charge, for the three and nine months ended September 30, 2005 was 27.9% and 26.5%, respectively.

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

Changes in Internal Control Over Financial Reporting. No change in KNBT’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended September 30, 2006 that has materially affected or is reasonably likely to materially affect, KNBT’s internal control over financial reporting.

PART II -  OTHER INFORMATION

Item 1.. Legal Proceedings

There are no matters required to be reported under this item.

Item 1A. Risk Factors

There have been no material changes from the risk factors disclosed in KNBT’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth information regarding KNBT’s repurchases of its common stock during the quarter ended September 30, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)
				3,088,902
July 1 - 31, 2006	313,562	$16.16	313,472	2,775,430
August 1 - 31, 2006	24,000	$15.36	24,000	2,751,430
September 1 - 30, 2006	5,000	$16.21	5,000	2,746,430
Total	342,562	$16.16	342,472	N/A

(1) On July 19, 2006, KNBT completed its second stock repurchase plan covering 3,151,297 shares. The Company commenced its third stock repurchase plan announced June 26, 2006 covering 2,807,219 shares of which 60,789 shares had been repurchased as of September 30, 2006.

Item 3. Defaults Upon Senior Securities Risk Factors

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
10.1 Form of 2006 Performance Share Award
10.2 Form of 2006 Executive Annual Incentive Plan Performance Agreement
10.3 Employment Agreement with G. Allen Weiss
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

KNBT BANCORP, INC.

DATE:	November 9, 2006	BY:	/S/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

DATE:	November 9, 2006	BY:	/S/ Eugene T. Sobol
Eugene T. Sobol
Senior Executive Vice President, Chief Financial
Officer and Treasurer