Form 10-K
period 2006-12-31
KNBT BANCORP INC
filed 2007-03-16
CIK 1236964

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C., 20549

FORM 10-K

☒	Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006.
OR
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number 000-50426

(Exact name of registrant as specified in its charter)

Pennsylvania	38-3681905
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

90 Highland Avenue, Bethlehem, Pennsylvania 18017
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: 610-861-5000

Securities registered pursuant to Section 12 (b) of the Exchange Act:
Title of Each Class	Name of exchange on which registered
COMMON STOCK, $0.01 PAR VALUE	THE NASDAQ STOCK MARKET

Securities registered pursuant to Section 12 (g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
YES ☐NO ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant based on the closing price of $16.52 on June 30, 2006, the last business day of the Registrants’s second quarter was $393.2 million (28,012,187 shares outstanding less 4,211,027 shares held by affiliates at $16.52 per share). Although directors and executive officers of the Registrant and certain employee benefit plans were assumed to be “affiliates” of the Registrant for purposes of the calculation, the classification is not to be interpreted as an admission of such status. As of March 9, 2007, there were 27,648,568 outstanding shares of the Registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE:
Certain portions of KNBT Bancorp’s proxy statement to be filed in connection with its 2007 Annual Meeting of Stockholders are incorporated by reference in Part III of this Report. Other documents incorporated by reference are listed in the Exhibit Index.

KNBT BANCORP, INC.

Form 10-K

Table of Contents

i

Forward - Looking Statements

The information contained in this Form 10-K may contain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder) which are not historical facts or as to KNBT’s management's intentions, plans, beliefs, expectations or opinions or with respect to the operation of the Company or its subsidiaries. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of KNBT and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

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

•
Acquisitions, if any, may result in large one-time charges to income, may not produce revenue enhancements or cost savings at the levels or within the time frames originally anticipated and may result in unforeseen integration difficulties;

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

General

KNBT (“KNBT” or “Company”) is a Pennsylvania corporation headquartered in Bethlehem, Pennsylvania. The Company is the registered bank holding company for Keystone Nazareth Bank & Trust Company (“Bank”), a Pennsylvania-chartered savings bank that is the stock-form successor to Keystone Savings Bank as a result of the mutual-to-stock conversion completed in October 2003. References to KNBT or the Company include the Bank unless clearly provided otherwise.

Since October 2003, KNBT has grown significantly, not only in size and market reach but also in the number and diversity of its product offerings. In addition to a diversified range of financial products offered principally through the Bank, KNBT offers an array of investment, insurance and employee benefit services through its nonbank subsidiaries. KNBT has grown from $1.9 billion in total assets at December 31, 2003 to $2.9 billion in total assets at December 31, 2006.

The following highlights the major developments in the Company’s business since the October 2003 mutual-to-stock conversion:

•
Oakwood Financial Corp. On November 11, 2004, KNBT acquired Oakwood Financial Corp. (“Oakwood”), a full-service securities brokerage firm based in Allentown, Pennsylvania. The acquisition of Oakwood, now operating as “KNBT Securities”, provides KNBT with a full menu of investment, insurance and securities brokerage products and services. The addition of KNBT Securities brought together the resources of a large community bank with experienced professionals of a full-service securities brokerage firm. This alliance is evidence of KNBT’s commitment to providing our clients with a full range of products and services to meet their financial goals.

•
Caruso Benefits Group. On April 1, 2005, KNBT acquired Caruso Benefits Group, Inc. (“Caruso”), a benefits management firm based in Bethlehem, Pennsylvania. Caruso specializes in benefits management with an emphasis on group medical, life, and disability insurance. The Caruso acquisition was a strategic initiative designed to enhance KNBT’s financial services by providing quality-based and cost-effective group benefit solutions. The addition of Caruso’s benefit management expertise provides KNBT an opportunity to broaden the array of services it can provide to support corporate and small business customers and their employees.

•
Northeast Pennsylvania Financial Corp. On May 19, 2005, KNBT completed its acquisition of Northeast Pennsylvania Financial Corp. (“NEPF”), a thrift holding company headquartered in Hazleton, Pennsylvania with approximately $784.7 million in assets at such date. The acquisition resulted in the addition of 17 full-service community bank offices in five counties in northeastern Pennsylvania, expanding the Bank’s franchise into Luzerne, Schuylkill and Columbia counties and enhancing its presence in Carbon and Monroe counties. The NEPF acquisition also complemented KNBT’s strategy of growing its consumer and commercial lines of business by leveraging the opportunities presented by Higgins Insurance Associates, Inc., which previously operated as a subsidiary of NEPF providing commercial, property and casualty, and employee benefit lines of insurance.

•
The Trust Company of Lehigh Valley. On February 28, 2006, KNBT completed its acquisition of the Paragon Group, Inc. (“Paragon”), the parent holding company for The Trust Company of Lehigh Valley (“TCLV”), a Pennsylvania-chartered non-depository bank located in Allentown, Pennsylvania. TCLV provided estate, personal trust and investment management services, estate and financial planning and employee retirement benefits administration and had approximately $400 million in assets under administration and management at the time of its acquisition by KNBT.

2006 Highlights

Listed below are the Company’s financial highlights for 2006:

•	KNBT is one of the largest bank holding companies headquartered in eastern Pennsylvania. At December 31, 2006, the Company operated 57 bank branches throughout 6 counties in Northeastern Pennsylvania.

•	At December 31, 2006, KNBT had total assets of $2.9 billion, total gross loans of $1.6 billion, total deposits of $1.9 billion and total shareholders’ equity of $356.0 million.

•	For the year ended December 31, 2006, KNBT reported net income of $23.6 million compared to net income of $20.8 million for the year ended December 31, 2005, an increase of 13.3%.

•	Diluted earnings per share for the year ended December 31, 2006 were $0.87, an increase of 22.5% compared to $0.71 per share for the year ended December 31, 2005.

•	KNBT paid annual aggregate cash dividends of $0.31 per share in 2006, which represents a 29.2% increase over annual aggregate cash dividends per share of $0.24 paid in 2005.

•
In July 2006, KNBT completed its second share repurchase plan authorized by the Board of Directors. KNBT has repurchased a total of 6,213,783 common shares through its first two repurchase programs. On June 26, 2006, the Board of Directors authorized its third repurchase program covering an additional 2,807,219 shares. At December 31, 2006, a total of 71,559 shares had been purchased pursuant to the third share repurchase program.

•
During 2006, KNBT completed its acquisition of Paragon, the parent holding company of TCLV. At December 31, 2006, KNBT had total trust assets under management of $935.4 million compared to $492.8 million at December 31, 2005.

•
Gross aggregate revenues of KNBT Securities, Higgins Insurance Associates, Inc. and Caruso, subsidiaries of the Bank, increased 43.8% to $12.1 million at December 31, 2006 compared to $8.4 million during the year ended December 31, 2005. All three subsidiaries were obtained by acquisitions by KNBT.

Market Area and Competition

KNBT is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the customers it serves. KNBT’s lending and deposit gathering is concentrated in the communities surrounded by its banking offices. The Bank’s market area is a six county area in eastern Pennsylvania consisting of Carbon, Lehigh, Luzerne, Monroe, Northampton and Schuylkill counties, Pennsylvania. KNBT has implemented a regional structure within this six county area, which includes the Greater Lehigh Valley Region and the Northeast Pennsylvania Region.

The Bank’s Greater Lehigh Valley Region, consisting of Northampton, Lehigh, southern Carbon and Monroe Counties, is located in eastern Pennsylvania, approximately 60 miles north of Philadelphia, and anchored by the cities of Bethlehem, Allentown and Easton. As of December 31, 2005, the combined population of these counties was in excess of 831,000 and the market includes a mix of urban, suburban and rural areas. Between 2000 and 2005, the combined population of this region grew by an estimated 7.1% compared to 1.1% for Pennsylvania as a whole. Over 14,000 companies operate in the greater Lehigh Valley along with 11 colleges and universities. Major employers in the area include Federal, State and local governments, local healthcare providers including Lehigh Valley Hospital and St. Luke’s Hospital, Air Products and Chemicals, PPL, Binney and Smith, Giant Food Stores, Agere Systems and Mack Trucks.

The Bank’s Northeast Pennsylvania Region, consisting of Luzerne, Schuylkill, and northern Carbon counties, is located in eastern Pennsylvania approximately 100 miles north of Philadelphia. At December 31, 2005, the combined population of these counties was in excess of 519,000 and the market includes a mix of urban, suburban and rural areas. Between 2000 and 2005, the combined population of this region declined by an estimated 1.7% compared to growth of 1.1% for Pennsylvania as a whole. The economy of this region is characterized by diversified light manufacturing and is the site of production facilities for several major manufacturers including Union Camp, Hershey-Cadbury Chocolates, Quebecor and Hazleton Pumps, Inc.

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

Competition has also increased as a result of the lifting of restrictions on the interstate operations of financial institutions, as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to market entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. The Gramm-Leach-Biley Act, which permits affiliation among banks, securities firms and insurance companies, also changed the competitive environment in which the Bank conducts business.

Business Strategy

Since the mutual-to-stock conversion in October 2003, KNBT has combined and integrated three banking franchises and related subsidiaries. These actions were direct results of KNBT’s intended strategy of leveraging the capital which was substantially increased as a result of the conversion. KNBT’s strategy centers on enhancing shareholder value through building its core business while simultaneously expanding its business lines.

KNBT is a community bank that strives to deliver unmatched personal service and value to customers and shareholders. Its employees are united by a proud tradition of delivering excellent customer service. KNBT desires to preserve the integrity and traditional values in the way it conducts business as it achieves consistent, quality financial performance.

KNBT is a balanced, diversified financial services company that has constructed a strong foundation. A culture of performance exists within KNBT, which centers on execution, service and profitability. KNBT’s business strategy is focused on the following:

Enhancing Customer Service. Data from KNBT’s internal and external surveys shows that it provides quality service to its customers. However, KNBT intends to raise its quality of customer service to yet another level. Starting in 2006, KNBT began implementing its “Unmatched Personal Service & Sales program (“UPS3”). UPS3 allows staff to better serve customers by creating a simple, seamless and intuitive experience for customers. The UPS3 program improves KNBT’s ability to acquire new customers and better serve our existing customers. Developing strong customer relationships will strengthen KNBT’s commitment to service that ultimately leads to enhancing shareholder value.

Growing the Loan Portfolio. KNBT seeks to generate commercial and consumer loan growth without sacrificing credit quality. From December 31, 2003 to December 31, 2006, KNBT’s gross loans outstanding have increased $730.1 million to $1.6 billion at December 31, 2006. The aim of the commercial banking division is to expand its strong position with corporate clients and to further increase penetration of the market for small business clients. The retail lending division seeks to position itself as the preferred lender for consumer households. Both the commercial and retail lending areas intend to fully leverage the synergies created by KNBT’s varied banking businesses. The expertise of KNBT’s banking officers enables the Bank to maintain a high degree of understanding of its various customers’ businesses.

Developing Fee Income. KNBT has acquired or formed several specialized investment, insurance and trust lines of businesses. The integration of wealth management, employee benefits and insurance products as core offerings are critical to decreasing the dependence on net interest income.

The Bank offers trust and wealth management services under the name KNBT Trust Services. The February 2006 acquisition of Paragon, which was merged into KNBT Trust Services not only added trust assets but also experienced trust officers to the team.

The Bank’s full-service brokerage subsidiary, KNBT Securities offers a wide range of securities brokerage, insurance and investment advisory products and services. The acquisition of Caruso, which is a subsidiary of the Bank, enhanced the Bank’s financial services offering by providing quality based and cost effective group benefit solutions to corporate and small business clients. Higgins Insurance Associates, Inc., a subsidiary acquired through the NEPF acquisition, adds traditional insurance products to the list of fee-based services offered to KNBT’s customers.

Continuing the Growth of KNBT. KNBT’s financial strength and its investment in state of the art technology gives KNBT a strong platform from which to continue its growth strategy. KNBT will continue to evaluate attractive markets and businesses and determine the optimum way for penetration. KNBT will look for opportunities that strengthen and expand its franchise and its array of product offerings.

Lending Activities

General. KNBT extends loans to individuals and businesses primarily within its six county market area within eastern Pennsylvania. Historically, KNBT’s principal lending activity was the origination of loans collateralized by one-to four-family residential real estate. In addition, KNBT has been actively involved in construction and land development loans, with an emphasis on construction/permanent single-family residential mortgage loans and loans to local homebuilders. The securitization of some of its residential real estate loans and the continuing sale of such loans has been a factor in reducing KNBT’s historical concentration in these types of loans. KNBT continues to originate various types of consumer loans, primarily home equity loans and lines of credit. Since the completion of the mutual-to-stock conversion and related initial public offering in October 2003, KNBT has shifted the focus of its lending strategy to place an increased emphasis on originating commercial and industrial loans and commercial real estate loans. KNBT has increased its involvement in these lending categories as part of its strategy to increase its investment in loans with generally higher yields and/or shorter expected, average lives than single-family residential real estate loans.

Loan Approval Procedures and Authority. Under policies approved by the Board of Directors, various officers or combinations of officers and committees have loan approval authority, the specific amounts and requirements being set forth for each loan type. The Bank is restricted in the amount of commitments to any one borrower by its legal lending limit equal to 15% of the Bank’s unimpaired capital and surplus or approximately $38.5 million at December 31, 2006.

Loan Portfolio Composition. The following table shows the composition of the loan portfolio by type of loan at the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
(dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:
One-to four-family
residential (1)	$492,652	30.39%	$452,903	30.55%	$324,990	32.06%	$332,024	36.00%	$361,842	59.34%
Multi-family residential	22,555	1.39	20,529	1.38	14,493	1.43	14,197	1.54	5,377	0.88
Commercial real estate	340,850	21.03	316,820	21.38	218,201	21.52	156,563	16.97	29,385	4.82
Construction and
land development (2)	61,288	3.78	71,631	4.83	106,361	10.49	112,684	12.22	59,363	9.74
Total real estate loans	917,345	56.59	861,883	58.14	664,045	65.50	615,468	66.73	455,967	74.78

Commercial and industrial loans	181,103	11.17	116,465	7.86	50,691	5.00	38,978	4.23	10,050	1.65
State and political subdivision loans	13,056	0.81	12,295	0.83	1,170	0.12	2,334	0.25	-	0.00
Consumer loans:
Home equity loans and
lines of credit	337,936	20.85	289,956	19.56	170,762	16.84	151,603	16.44	102,275	16.77
Automobile and other vehicles	126,788	7.82	178,225	12.02	119,036	11.74	102,256	11.09	31,956	5.24
Other	44,831	2.77	23,434	1.58	8,137	0.80	11,682	1.26	9,500	1.56
Total consumer loans	509,555	31.43	491,615	33.17	297,935	29.38	265,541	28.79	143,731	23.57
Total loans (3)	1,621,059	100.00%	1,482,258	100.00%	1,013,841	100.00%	922,321	100.00%	609,748	100.00%
Undisbursed portion of
construction loans in process (2)	-		-		-		(27,099)		(24,263)
Deferred loan fees	1,101		26		79		(469)		(3,236)
Allowance for loan losses	(17,044)		(15,964)		(10,461)		(7,910)		(2,927)
Net loans	$1,605,116		$1,466,320		$1,003,459		$886,843		$579,322

(1) Includes mortgage loans held-for-sale of $2.0 million at December 31, 2006, $556,000 at December 31, 2005, $718,000 at December 31, 2004, and $4.7 million at December 31, 2003, and $23.8 million at December 31, 2002.

(2) For the years 2003 and prior, KNBT's core processing system included the undisbursed portion of construction loans in process ("LIP"). Total loans had to be reduced by the amount of LIP in order to calculate net loans. KNBT's core processing system, implemented in 2004, no longer includes the undisbursed amount of LIP in loan totals. LIP at December 31, 2006, 2005 and 2004 equaled $40.1 million, $37.1 million and $36.9 million, respectively.

(3) Reflects the effect of the completion of the merger with First Colonial Group, Inc. in November 2003 and with Northeast Pennsylvania Financial Corp.in May 2005.

Contractual Terms to Final Maturities. The following table shows the scheduled contractual maturities of KNBT’s loans as of December 31, 2006, before giving effect to net items but giving effect to LIP. Demand loans, loans having no stated schedule of repayments or any stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

					Commercial	State and
	One-to			Construction	and	Political
	Four-Family	Multi-Family	Commercial	and Land	Industrial	Subdivision	Consumer
(in thousands)	Residential	Residential	Real Estate	Development	Loans	Loans	Loans	Total
Amounts due after
December 31, 2006 in:
One year or less	$711	$1,481	$42,689	$23,724	$35,735	$33	$12,378	$116,751
After one year through
three years	2,877	1,071	58,836	4,705	12,843	2,706	66,658	149,696
After three years through
five years	3,699	1,681	28,778	2,140	39,920	569	121,245	198,032
After five years through
fifteen years	96,179	8,580	114,804	4,802	76,708	922	228,580	530,575
After fifteen years	389,186	9,742	95,743	25,917	15,897	8,826	80,694	626,005
Total	$492,652	$22,555	$340,850	$61,288	$181,103	$13,056	$509,555	$1,621,059

The following table shows the dollar amount of KNBT’s loans, which are due after one year from December 31, 2006, and indicates whether they have fixed rates of interest or have floating or adjustable rates.

		Floating or
(in thousands)	Fixed-Rate	Adjustable Rate	Total
One-to four-family residential (1)	$425,046	$66,895	$491,941
Multi-family residential	6,188	14,886	21,074
Commercial real estate	89,574	208,587	298,161
Construction and land development (1)	16,087	21,477	37,564
Commercial and industrial (1)	43,457	101,911	145,368
State and political subdivisions	4,051	8,972	13,023
Consumer (1)	417,739	79,438	497,177
Total	$1,002,142	$502,166	$1,504,308

(1) Loan intangibles, established as a result of the NEPF acquisition, were not included. The intangibles were, by category, one-to-four-family residential, $198,000, construction and land development, $20,000, commercial and industrial, $80,000 and consumer, $241,000.

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

KNBT’s single-family residential mortgage loans generally are underwritten to the standards of the Federal National Mortgage Association (“FNMA”) or the Federal Home Loan Mortgage Corporation (“FHLMC”). To manage interest rate risk, KNBT generally sells its newly originated single-family residential mortgage loans that are agency eligible. The percentage of loans sold into the secondary market will vary depending on interest rates and KNBT’s strategies for reducing exposure to interest rate risk. KNBT sells such newly originated loans on a loan-by-loan or “flow” basis as the loans close. Excluding the effect of loan securitizations, KNBT sold an aggregate of $36.2 million and $57.3 million of its newly originated single-family residential mortgage loans in the years ended December 31, 2006 and 2005, respectively. At the time of sale, KNBT recognizes a gain or loss on the sale based on the difference between the net proceeds received and the carrying value of the loans sold. KNBT’s net gains on sales of residential mortgage loans were $394,000, $690,000 and $774,000 in 2006, 2005 and 2004, respectively. These gains are included in non-interest income. KNBT retains the right to continue to provide servicing for all loans sold. The income from servicing is included in non-interest income as service fees.

At December 31, 2006, KNBT was servicing $428.1 million of residential real estate loans it had previously sold, compared to $415.5 million as of December 31, 2005. KNBT amortized its mortgage servicing rights by $381,000, $422,000, and $415,000 during the years ended December 31, 2006, 2005 and 2004, respectively. Such amortizations are recorded as non-interest expense.

One-to Four-Family Residential Mortgage Lending. A primary lending activity of KNBT continues to be the origination of loans secured by first mortgages on one-to four-family residences located in its market area. At December 31, 2006, single-family residential mortgage loans equaled $492.7 million or 30.4% of KNBT’s total loan portfolio, compared to $452.9 million or 30.6% of single-family residential mortgage loans at December 31, 2005.

KNBT originates fixed-rate, fully amortizing mortgage loans with maturities ranging between 10 and 30 years. Management establishes interest rates charged on loans based on market conditions. KNBT also offers adjustable-rate mortgage (“ARM”) loans with terms of up to 30 years. At December 31, 2006, 86.4% of KNBT’s single-family residential mortgage loans maturing after December 31, 2007 had fixed interest rates and 13.6% had adjustable interest rates.

Consumer Loans. At December 31, 2006, KNBT’s consumer loans equaled $509.6 million or 31.4% of the total loan portfolio compared to $491.6 million or 33.2% at December 31, 2005. KNBT’s consumer loans are comprised primarily of home equity loans and lines of credit and automobile and recreational vehicle loans. KNBT also offers a variety of other consumer loans including personal loans and lines of credit, and home improvement loans. At December 31, 2006, KNBT’s home equity loans and lines of credit equaled $337.9 million or 20.9% of the total loan portfolio compared to $290.0 million or 19.6% at December 31, 2005. Of the $337.9 million, $284.0 million were loans and $53.9 million were lines of credit. In addition, at December 31, 2006, the unadvanced portion of home equity lines of credit was $128.8 million.

KNBT’s automobile and other vehicle loans totaled $126.8 million at December 31, 2006, a decrease of $51.4 million or 29.0% compared to $178.2 million at December 31, 2005. The May 2005, merger with NEPF added approximately $75.2 million in indirect vehicle loans. The planned decrease in this category reflected management’s concern for credit quality that was subsequently addressed by tightening credit standards. KNBT originates indirect auto and recreational vehicle loans through a network of dealers located in its market area.

KNBT makes indirect loans to purchase both new and used auto and recreational vehicles. As of December 31, 2006, new vehicles secured approximately 38.1% of KNBT’s indirect loans, used vehicles secured 43.2% and 18.7% were secured by recreational vehicles. KNBT originated $29.2 million and $50.0 million of indirect loans during 2006 and 2005, respectively.

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

Construction and Land Development Loans. KNBT has been an active originator of construction and land development loans in its market area. At December 31, 2006, KNBT’s construction and land development loans equaled $61.3 million or 3.8% of the total loan portfolio compared to $71.6 million or 4.8% of the portfolio at December 31, 2005. KNBT offers construction lending to individuals, contractors and developers. The unadvanced portion of construction loans in process at December 31, 2006 equaled $50.5 million compared to $49.5 million at December 31, 2005.

KNBT also originates land, construction and site development loans to contractors and builders primarily to finance the construction of single-family homes and subdivisions and, to a lesser extent, the construction of commercial development projects and site development projects. Loans to finance the construction of single-family homes and subdivisions are generally offered to experienced builders in the Bank’s market area. The maximum loan-to-value limit applicable to these loans is guided by loan policy and supervisory guidelines applied to the appraised post-construction value. At December 31, 2006, KNBT’s largest construction and residential site development loan was $6.5 million and was secured by a first mortgage lien. This loan was performing according to its original terms at December 31, 2006. During 2006, KNBT estimates that the average aggregate balance of its construction loans extended to contractors and developers was approximately $23.6 million.

KNBT also makes construction loans for commercial development projects. The projects include multi-family, apartment, industrial, retail and office buildings. These loans generally have an interest-only phase during construction, and generally convert to permanent financing when construction is completed. KNBT’s largest commercial construction loan commitment to a single borrower was $11.5 million at December 31, 2006 for a commercial construction development project located within KNBT’s primary market area. At December 31, 2006, this loan was performing according to its terms.

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

Commercial Real Estate Loans and Multi-Family Residential Real Estate Loans. At December 31, 2006, KNBT’s commercial real estate loans equaled $340.9 million or 21.0% of the total loan portfolio, an increase of $24.0 million compared to $316.8 million at December 31, 2005. KNBT’s commercial real estate loans are secured by mortgages on various commercial income producing properties and owner-occupied commercial buildings including office buildings, retail and industrial properties. Substantially all of KNBT’s commercial real estate loans are secured by properties located in the Bank’s primary market area.

KNBT performs extensive due diligence in underwriting and reviewing commercial real estate loans. KNBT has implemented practices and procedures designed to control the risk in several ways including inspection of all such properties and the review of the overall financial condition of the borrower. KNBT’s largest commercial real estate loan at December 31, 2006 was a $12.0 million loan secured by commercial real estate. This loan was performing in accordance with its terms at December 31, 2006.

Commercial real estate loans have interest rates that are generally more sensitive to changes in market interest rates than residential real estate loans. Commercial real estate loans, however, entail significant additional credit risk compared to one-to four-family residential mortgage lending, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. In addition, the payment experience on commercial real estate loans secured by income producing properties is typically dependent on the successful operation of the related real estate project and thus may be more significantly impacted by adverse conditions in the real estate market or in the economy generally.

At December 31, 2006, KNBT’s multi-family residential mortgage loans totaled $22.6 million or 1.4% of the loan portfolio compared to $20.5 million or 1.4% at December 31, 2005. Such loans are secured by apartment buildings with five or more units. KNBT has not emphasized the origination of multi-family residential mortgage loans but, when originated, they are underwritten pursuant to the commercial real estate loan policies and procedures.

Commercial and Industrial Loans. KNBT’s commercial and industrial loans equaled $181.1 million or 11.2% of the total loan portfolio at December 31, 2006, an increase of $64.6 million or 55.5% compared to December 31, 2005. Since the mutual-to-stock conversion in November 2003, KNBT has increased its emphasis on commercial and industrial loans as a means to diversify its lending portfolio.

KNBT’s commercial and industrial loans are typically extended to small to mid-sized businesses with annual revenues generally not exceeding $100 million located in its market area and may be for working capital, equipment financing, or real estate. KNBT’s commercial and industrial generally are secured by equipment, machinery, real property or other corporate assets.

Commercial and industrial loans generally involve a greater degree of risk than real estate loans. These loans, however, typically offer relatively higher yields and have shorter average lives.

At December 31, 2006, KNBT’s largest commercial and industrial loan was $9.0 million extended to a business located in KNBT’s primary market area. This loan was performing in accordance with its terms at December 31, 2006.

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

	At December 31,
(dollars in thousands )	2006	2005	2004	2003	2002
Non-accruing loans	$4,869	$6,839	$4,544	$1,720	$2,197
Accruing loans 90 days
or more past due	1,058	2,167	511	405	298
Total non-performing loans	5,927	9,006	5,055	2,125	2,495

Other real estate owned	32	162	71	173	115
Total non-performing assets	$5,959	$9,168	$5,126	$2,298	$2,610

Total non-performing loans
as a percentage of loans, net	0.37%	0.61%	0.50%	0.24%	0.43%
Total non-performing loans
as a percentage of total assets	0.20%	0.29%	0.21%	0.11%	0.25%
Total non-performing assets
as a percentage of total assets	0.21%	0.30%	0.21%	0.12%	0.26%

Non-performing loans decreased $3.1 million or 34.2% to $5.9 million at December 31, 2006 compared to $9.0 million at December 31, 2005. At December 31, 2006, non-performing residential mortgage assets decreased $1.9 million or 46.5%, non-performing consumer loans decreased $678,000 or 30.4% and non-performing commercial loans decreased $519,000 or 19.0% in each case compared to December 31, 2005. KNBT will continue to aggressively manage the collection of delinquent accounts. Total non-performing loans as a percentage of net loans was 0.37% at December 31, 2006 compared to 0.61% at December 31, 2005.

The following table shows the effect non-accrual loans have had on interest income for each of the periods indicated.

	Year Ended December 31,
(in thousands)	2006	2005	2004	2003	2002
Interest on non-accrual loans which would have been
recorded at the original rate	$459	$301	$125	$50	$66
Interest on non-accrual loans that was reflected
in income	46	48	-	60	45
Net decrease in interest income	$(413)	$(253)	$(125)	$10	$(21)

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

KNBT identifies a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreement. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. The accrual of interest is discontinued on such loans and no income is recognized until the loan can be returned to accrual status or all principal has been recovered.

Loan impairment is measured by an estimation of the expected future cash flows and discounted at the respective effective interest rate or by a valuation of the underlying collateral. The total principal amount of KNBT’s impaired loans was $1.6 million at December 31, 2006 and $1.8 million at December 31, 2005. The recorded investment in these loans and the valuation for credit losses related to loan impairment at December 31, 2006 and 2005 were as follows:

	At December 31,
(in thousands)	2006	2005
Principal amount of impaired loans	$1,552	$1,819
Less valuation allowance at December 31,	(323)	(304)
	$1,229	$1,515

The activity in KNBT’s allowance account for credit losses related to impaired loans for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Valuation allowance at January 1,	$304	$61	$33
Provision for loan impairment	19	243	28
Valuation allowance at December 31,	$323	$304	$61

Total cash collected on impaired loans by KNBT during 2006 was $1.6 million, of which $1.5 million was credited to the principal balance outstanding on such loans and the balance of $46,000 was recognized in interest income. In 2005, KNBT collected $740,000, of which $692,000 was credited to the principal balance outstanding on such loans and $48,000 was recognized in interest income. KNBT’s valuation allowance for impaired loans of $323,000 at December 31, 2006 is included in its allowance for loan losses, which totaled $17.0 million at December 31, 2006. KNBT’s valuation allowance for impaired loans at December 31, 2005 was $304,000.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. KNBT maintains the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews on a monthly basis all loans that are delinquent and performs regular reviews of the portfolio in order to identify the inherent losses contained in the portfolio and assess the overall adequacy of the allowance. Such reviews consist of a quantitative analysis by loan category, using historical loss experience and consideration of a series of qualitative loss factors. KNBT’s evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of its loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, local economic conditions and industry experience.

In addition, in establishing the allowance for loan losses, KNBT’s management uses a ten point internal rating system for all loans originated by the Commercial Lending Department. At the time of origination, each commercial loan (commercial and industrial and commercial real estate) is assigned a rating based on the assumed risk elements of the loan. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT’s allowance for loan losses. Such agencies may require KNBT to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 2006, KNBT’s allowance for loan losses was 1.05% of total loans receivable compared to 1.08% at December 31, 2005. KNBT’s allowance for loan losses equaled to 287.6% of its non-performing loans at December 31, 2006 compared to 177.3% at December 31, 2005.

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

The following table shows changes in KNBT’s allowance for loan losses during the periods presented.

	At or For the Year Ended December 31,
(dollars in thousands)	2006	2005	2004	2003	2002
Allowance for loan losses, beginning of period	$15,964	$10,461	$7,910	$2,927	$3,386
Acquired from merger with First Colonial Group, Inc.	-	-	-	3,548	-
Acquired from acquisition of NEPF	-	5,281	-	-	-
Provision for loan losses	3,329	2,780	4,308	2,951	111
Charge-offs
One-to four-family residential	74	60	92	242	229
Construction and land development	71	4	5	-	-
Commercial and industrial	350	6	-	154	-
Consumer	2,213	2,814	1,915	1,207	394
Total charge offs	2,708	2,884	2,012	1,603	623
Recoveries on loans previously charged-off
One-to four-family residential	45	13	99	32	37
Consumer	171	217	152	49	-
Commercial and industrial	243	96	4	6	16
Total recoveries	459	326	255	87	53
Net loans charged off	2,249	2,558	1,757	1,516	570

Allowance for loan losses, at period end	$17,044	$15,964	$10,461	$7,910	$2,927

Allowance for loan losses at period end to:
Average loans (net)	1.11%	1.25%	1.09%	1.27%	0.47%
Total loans at period end	1.05%	1.08%	1.03%	0.89%	0.52%
Non-performing loans	287.57%	177.26%	206.94%	388.28%	117.31%
Net charge-offs to average loans (net) during period	0.15%	0.20%	0.18%	0.24%	0.09%

The following table shows how KNBT’s allowance for loan losses has been allocated by type of loan at each of the dates indicated.

	At December 31,
	2006		2005		2004		2003		2002
		Loan		Loan		Loan		Loan		Loan
		Category		Category		Category		Category		Category
	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %	Amount	as a %
	of	of Total	of	of Total	of	of Total	of	of Total	of	of Total
(dollars in thousands)	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans	Allowance	Loans
One-to four-family residential	$1,697	30.39%	$857	30.55%	$553	32.06%	$349	36.00%	$1,086	59.34%
Multi-family residential	477	1.39	581	1.38	350	1.43	4	1.54	33	0.88
Commercial real estate	4,363	21.03	5,763	21.38	2,140	21.52	1,602	16.97	145	4.82
Construction and land development	1,313	3.78	1,260	4.83	3,350	10.49	1,826	12.22	451	9.74
Commercial and industrial	2,276	11.17	1,725	7.86	454	5.00	712	4.23	500	1.65
State and political subdivision	55	0.81	32	0.83	3	0.12	-	0.25	-	-
Consumer	4,785	31.44	4,785	33.17	2,804	29.38	2,673	28.79	590	23.57
Unallocated	2,078	-	961	-	807	-	744	-	122	-
Total loans	$17,044	100.00%	$15,964	100.00%	$10,461	100.00%	$7,910	100.00%	$2,927	100.00%

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

KNBT classifies its debt and marketable securities into three categories: held-to-maturity, available-for-sale and trading at the time of acquisition. Securities classified as held-to-maturity are securities that KNBT has the intent and ability to hold until their contractual maturity date and are reported at cost. Held-to-maturity securities can be sold prior to maturity only under rare circumstances. Securities classified as available for sale are reported at their fair value with unrealized gains and losses on these securities, net of income tax provisions, reflected in retained earnings as accumulated other comprehensive income. Available-for-sale securities can be sold at any time based upon needs or market conditions. Trading securities are measured at fair value, with unrealized gains and losses included in income.

Investment securities decreased $274.3 million or 23.5% to $892.4 million at December 31, 2006 compared to $1.2 billion at December 31, 2005. The available for sale category decreased $260.4 million or 23.3% while the held-to-maturity category decreased $13.8 million or 29.2% during 2006. The decrease in the available-for-sale portfolio was primarily attributable to a decrease of $114.9 million or 14.3% in mortgage-backed securities, a decrease of $62.8 million or 39.9% in U.S. Government and agency securities and the sale of $65.2 million of state and political subdivision tax-advantaged securities. The primary reason for the decrease of the mortgage-backed and U.S. Government agency securities classified as available-for-sale was to fund the growth in the loan portfolio, to fund maturing Federal Home Loan Bank (“FHLB”) advances and to fund repurchases of common stock made pursuant to KNBT’s stock repurchase programs. Tax planning strategies, principally the utilization of a charitable contribution carryforward, was the primary reason for the sale of the state and political subdivision securities. At December 31, 2006, KNBT’s aggregate investment securities portfolio represented 30.8% of total assets compared to 37.9% at December 31, 2005.

Held-to-maturity. At December 31, 2006, KNBT’s held-to-maturity investment securities totaled $33.5 million. KNBT has the intent and ability to hold these securities until maturity. The fair value of these securities was $33.0 million at December 31, 2006. At December 31, 2005, KNBT’s held-to-maturity investment securities totaled $47.4 million with a fair value of $47.1 million.

Available-for-sale. KNBT had $858.9 million and $1.1 billion of securities available-for-sale at December 31, 2006 and 2005, respectively. At December 31, 2006, the net unrealized loss recorded in other comprehensive income on these securities was $16.5 million, net of the tax effect of $10.4 million. There was a net unrealized loss of $15.3 million, net of tax effect of $9.8 million, on available for sale securities at December 31, 2005.

Currently, KNBT is not participating in hedging programs, interest rate swaps, collars or other activities involving the use of off-balance sheet financial derivatives. Also, KNBT neither purchases mortgage-backed derivative instruments that would be characterized as “high-risk” under Federal banking regulations at the time of purchase nor does it purchase corporate obligations that are not rated investment grade.

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

CMOs are typically issued by a special-purpose entity, in KNBT’s case, private issuers or government agencies, which may be organized in a variety of legal forms, such as a trust, a corporation, or a partnership. Substantially all of the CMOs held in KNBT’s portfolio consist of senior sequential tranches, primarily investments in the first tranche of the CMOs. By purchasing senior sequential tranches, management attempts to ensure the cash flow associated with such an investment. While non-agency private issues are somewhat less liquid than CMOs issued by GNMA, FNMA or FHLMC, they generally have a higher yield than agency insured or guaranteed CMOs. This higher yield reflects, in part, the lack of such guarantee or protection and, thus, the potentially higher risk of loss or default associated with such assets. KNBT’s investment portfolio policy requires that all privately issued CMOs have a Standard & Poor’s rating of AAA at the time of purchase.

The following table sets forth the carrying value of KNBT’s securities at the dates indicated.

	Year Ended December 31,
	2006		2005		2004
	Available-	Held-to-	Available-	Held-to-	Available-	Held-to-
(in thousands)	for-Sale	Maturity	for-Sale	Maturity	for-Sale	Maturity
U.S. Government and agency obligations	$94,576	$-	$157,408	$472	$175,649	$-
Corporate securities	68,638	-	73,981	-	9,197	-
Municipal obligations	-	-	65,165	5,497	106,574	5,510
Mortgage-backed securities:
GNMA	1,607	-	2,392	-	1,460	-
FHLMC	147,665	-	136,861	-	104,654	-
FNMA	316,637	16,101	395,362	20,603	310,641	25,893
CMOs	222,583	17,431	268,799	20,796	275,882	25,183
Total mortgage-backed securities	688,492	33,532	803,414	41,399	692,637	51,076
Equity securities and asset management fund	7,148	-	19,305	-	73,052	-
Total investment securities	$858,854	$33,532	$1,119,273	$47,368	$1,057,109	$56,586

The following table sets forth the amount of investment securities, at amortized cost, which mature during each of the periods indicated and the weighted average yields for each range of maturities at the dates indicated.

	At December 31, 2006
		Over One	Over Five
	One Year	Year Through	Years Through	Over Ten
(dollars in thousands)	or Less	Five Years	Ten Years	Years	Total
Available-for-Sale
U.S. Government and agency obligations
Fair value	$29,569	$17,385	$36,132	$11,490	$94,576
Amortized cost	$29,900	$17,672	$36,359	$11,592	$95,523
Weighted average yield	3.58%	4.14%	4.82%	5.51%	4.39%
Corporate securities
Fair value	$-	$-	$-	$68,638	$68,638
Amortized cost	$-	$-	$-	$68,461	$68,461
Weighted average yield	-%	-%	-%	6.41%	6.41%
Mortgage-backed securities
Fair value	$-	$72,588	$99,136	$516,768	$688,492
Amortized cost	$-	$74,230	$101,283	$528,135	$703,648
Weighted average yield	-%	4.26%	4.45%	4.73%	4.64%
Equity securities
Fair value	$-	$-	$-	$7,148	$7,148
Amortized cost	$-	$-	$-	$7,262	$7,262
Weighted average yield	-%	-%	-%	4.00%	4.00%
Held-to-Maturity
Mortgage-backed securities
Fair value	$-	$1,784	$-	$31,264	$33,048
Amortized cost	$-	$1,800	$-	$31,732	$33,532
Weighted average yield	-%	4.75%	-%	4.54%	4.55%
Total Securities
Fair value	$29,569	$91,757	$135,268	$635,308	$891,902
Amortized cost	$29,900	$93,702	$137,642	$647,182	$908,426
Weighted average yield	3.58%	4.25%	4.55%	4.87%	4.71%

The following table sets forth the purchases, sales and principal repayments of mortgage-backed securities, at amortized cost, for KNBT for the periods indicated.

	At or For the
	Years Ended December 31,
(dollars in thousands)	2006	2005	2004
Held to maturity:
Mortgage-backed securities at beginning of period	$41,399	$51,076	$-
Purchases	-	-	54,234
Repayments	(7,981)	(9,853)	(3,242)
Amortizations of premiums and discounts, net	114	176	84
Mortgage-backed securities at end of period	$33,532	$41,399	$51,076

Weighted average yield at end of period	4.55%	4.61%	4.68%

Available for sale:
Mortgage-backed securities at beginning of period	$819,857	$692,300	$461,308
Mortgage-backed securities acquired through merger with NEPF	-	278,803
Purchases	15,264	60,674	380,220
Securitized and retained	25,149	-	-
Repayments	(145,218)	(194,428)	(135,540)
Sales	(11,459)	(16,279)	(10,900)
Amortizations of premiums and discounts, net	55	(1,213)	(2,788)
Mortgage-backed securities at end of period	$703,648	$819,857	$692,300

Weighted average yield at end of period	4.64%	4.57%	4.41%

Sources of Funds

Deposits. Deposits are the primary source of KNBT's funds. KNBT offers a variety of deposit accounts with a range of interest rates and terms. KNBT’s deposits consist of interest bearing and non-interest bearing checking accounts, money market, savings and certificate of deposit accounts. KNBT also offers IRA accounts. For business customers, KNBT offers several checking and savings plans, in addition to cash management services. KNBT’s customer relationship strategy focuses on relationship banking for retail and business customers to enhance their overall experience with KNBT. Deposit activity is influenced by state and local economic activity, changes in interest rates, internal pricing decisions and competition. KNBT uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit retail deposits from outside its market area. Deposits are primarily obtained from the areas surrounding our branch locations. At December 31, 2006, KNBT did not have brokered deposits compared to $5.0 million at December 31, 2005.

In order to attract and retain deposits, KNBT offers competitive rates, quality customer service, on-line banking and other products designed to meet the needs of customers. Deposit pricing strategy is monitored monthly by a management Asset/Liability Committee. A pricing group consisting of officers from the Marketing, Branch and Finance departments meet weekly to review pricing data and establish deposit pricing.

Total deposits increased $55.4 million or 3.0% to $1.9 billion at December 31, 2006 compared to December 31, 2005. The increase was net of $34.4 million in deposits that were assumed as part of the sale of the two branch offices located in Columbia County and reflects KNBT’s continuing effort to increase the level of its checking accounts and other core deposits. Core deposits, defined as savings accounts, interest and non-interest bearing checking accounts and money market deposit accounts represented 62.7% of total deposits at December 31, 2006 and 58.7% of total deposits at December 31, 2005.

The following table shows for KNBT the average balance of each type of deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2006			2005			2004
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
(dollars in thousands)	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid	Balance	Expense	Rate Paid
Savings	$245,484	$1,122	0.46%	$255,810	$1,112	0.43%	$221,027	$1,063	0.48%
Demand deposits	233,547	1,512	0.65	211,556	622	0.29	174,698	273	0.16
Money market	423,861	13,709	3.23	301,727	6,133	2.03	249,065	2,477	0.99
Certificates of deposit	769,365	29,914	3.89	681,827	20,756	3.04	539,505	14,372	2.66
Total interest-bearing deposits	1,672,257	46,257	2.77	1,450,920	28,623	1.97	1,184,295	18,185	1.54
Non-interest-bearing deposits	193,447	-	-	161,032	-	-	119,133	-	-
Total deposits	$1,865,704	$46,257	2.48%	$1,611,952	$28,623	1.78%	$1,303,428	$18,185	1.40%

The following table shows for KNBT the deposit flows during the periods indicated.

	Year Ended December 31,
(in thousands)	2006	2005	2004
Deposits assumed in NEPF merger	$-	$449,474	$-
Deposits assumed by First Columbia Bank in sale of Columbia County branches	(34,205)	-	-
Total deposits	25,963,634	18,300,053	17,564,185
Total withdrawals	(25,914,200)	(18,245,817)	(17,555,628)
Interest credited	40,067	25,488	25,086
Net increase in deposits	$55,296	$529,198	$33,643

The following table shows for KNBT the amount of certificates of deposit, by various interest rate categories and maturities, at the dates indicated.

	Balance at December 31, 2006
	Maturing in the 12 Months Ending December 31,
(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Certificates of deposit:
Less than 1%	$21	$1	$-	$1	$-	$-	$23
1.00% - 1.99%	862	1	-	-	-	-	863
2.00% - 2.99%	12,457	4,936	1,034	79	-	5	18,511
3.00% - 3.99%	167,020	50,935	15,930	1,045	20	30	234,980
4.00% - 4.99%	283,475	10,413	21,296	17,238	3,349	474	336,245
5.00% - 5.99%	89,453	28,870	259	538	168	1,173	120,461
6.00% - 6.99%	53	-	-	-	-	-	53
7.00% or more	99	-	-	-	-	-	99
Total certificates of deposit	$553,440	$95,156	$38,519	$18,901	$3,537	$1,682	$711,235

The following table shows the maturities of KNBT’s certificates of deposit of $100,000 or more at December 31, 2006 indicated by time remaining to maturity.

		Weighted
(dollars in thousands)	Amount	Average Rate
Maturing in quarter ending:
Three months or less	$50,952	4.65%
Over three months to six months	29,090	4.52%
Over six through twelve months	27,500	4.51%
Over twelve months	24,798	4.35%
Total certificates of deposit with
balances of $100,000 or more	$132,340	4.54%

Borrowings. KNBT, as part of its operating strategy, utilizes advances from the FHLBank Pittsburgh (“FHLB”) as an alternative to retail deposits to fund its operations. These FHLB advances are collateralized primarily by certain KNBT mortgage loans and mortgage-backed securities and secondarily by its investment in capital stock of the FHLBank Pittsburgh. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLBank Pittsburgh will advance to member institutions, including KNBT, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2006, KNBT had $516.3 million in outstanding FHLB advances. At December 31, 2005, FHLB advances to KNBT totaled $705.1 million that included $220.3 million assumed in the NEPF acquisition.

The weighted average interest rate on KNBT’s FHLB advances was 4.00%, 3.64% and 3.30% for the years ended December 31, 2006, 2005 and 2004, respectively.

The principal payments due on KNBT’s long-term FHLB advances at December 31, 2006 are as follows:

(in thousands)	At December 31, 2006
FHLB advances due in (1)
2007	$209,182
2008	91,449
2009	110,168
2010	21,135
2011	31,193
Thereafter	53,178
Total	$516,305

(1) Schedule does not include intangible assets of $2.9 million acquired in the NEPF acquisition. Amortization expense was
($247,421) for the year ended December 31,2006.

In addition to FHLB advances, KNBT’s borrowings include securities sold under agreements to repurchase (“repurchase agreements”). Repurchase agreements are contracts for the sale of securities owned or borrowed by KNBT, with an agreement to repurchase those securities at an agreed upon price and date. The collateral for such repurchase agreements are U.S. Treasury and agency securities. At December 31, 2006 KNBT’s repurchase agreements totaled $45.3 million, a decrease of $31.6 million or 41.1% compared to $76.9 million at December 31, 2005, which included $40.2 million assumed in the NEPF acquisition. The primary reason for the decrease was the repayment of $40.0 million of repurchase agreements that were acquired in the NEPF acquisition. The decision to repay such securities was precipitated by an analysis of KNBT’s funding and cash flow requirements that allowed KNBT to redeem the securities at a price less than fair value.

The following table shows certain information regarding KNBT’s repurchase agreements:

	At or For the Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Repurchase agreements:
Average balance outstanding	$55,055	$51,011	$22,579
Maximum amount outstanding at
any month-end during the period	$73,885	$76,932	$31,076
Balance outstanding at end of period	$45,296	$76,932	$22,643
Average interest rate during the period	3.82%	3.27%	0.75%
Weighted average interest rate at
end of period	4.12%	3.94%	0.99%

In conjunction with the merger with First Colonial, KNBT assumed $15.0 million of subordinated debentures, which were issued by First Colonial Trust I (“Trust I”) in June 2002, a wholly owned Connecticut statutory business trust subsidiary of First Colonial. Trust I issued $15.0 million in pooled trust preferred securities using the proceeds to purchase subordinated debentures issued by First Colonial. The subordinated debentures are the sole asset of the Trust I. The trust preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on these securities (5.99% at December 31, 2006) is variable, adjusting quarterly at the three-month LIBOR plus 345 basis points. The interest is payable quarterly. At December 31, 2006, the interest rate on this security was 8.82%. The trust preferred securities mature in June 2032 but may be redeemed in whole or in part beginning in June 2007, contingent on receipt of prior regulatory approval and may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted, or certain other contingencies arise. During the second quarter of 2007, KNBT expects to request approval from the Federal Reserve Bank of Philadelphia (“FRB”) to redeem the $15.0 million of subordinated debentures.

KNBT, in connection with the NEPF acquisition, assumed $7.0 million of floating-rate capital securities through a pooled trust preferred securities offering. NEP Capital Trust I, a wholly owned Delaware statutory business trust subsidiary of NEPF, issued the securities. The proceeds from this issuance, along with the Company's $217,000 payment for the Trust's common securities, were used to acquire $7.2 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the "April Debentures"), which constitute the sole asset of the Trust. The interest rate on the April Debentures and the distribution rate on the capital securities are variable and adjust semi-annually at 370 basis points over the six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11% is effective through April 22, 2007. At December 31, 2006, the interest rate on this security was 9.09%. The stated maturity of the Debentures is April 22, 2032. In addition, the April Debentures are subject to redemption at par at the option of the Company, in whole or in part on any interest payment date after April 22, 2007, contingent upon prior regulatory approval. In February 2007, KNBT requested and received an approval from the FRB to redeem the $7.0 million of floating rate capital securities.

Also, in conjunction with the NEPF acquisition, KNBT assumed $15.0 million in floating-rate capital securities through a pooled trust preferred securities offering. NEP Capital Trust II, a wholly owned Delaware statutory business trust subsidiary of NEPF, issued the securities. The proceeds from this issuance, along with the Company's $464,000 payment for the Trust's common securities, were used to acquire the principal amount of the Company's floating rate junior subordinated deferrable interest debentures due November 7, 2032 (the "November Debentures"), totaling $15.5 million which constitutes the sole asset of the Trust. The interest rate on the November Debentures and the distribution rate on the capital securities are variable and adjust quarterly at 345 basis points over the three-month LIBOR with an initial rate of 5.27%. A rate cap of 12.5% is effective through November 7, 2007. The stated maturity of the November Debentures is November 7, 2032. At December 31, 2006, the interest rate on this security was 8.82%. In addition, the November Debentures are subject to redemption at par at the option of the Company, in whole or in part on any interest payment date after August 7, 2007, contingent upon prior regulatory approval. During the second quarter of 2007, KNBT will evaluate the potential redemption of the $15.0 million in floating-rate capital securities.

Regulation of KNBT Bancorp

Set forth below is a brief description of certain laws relating to the regulation of KNBT and the Bank. This description does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations.

General. The Bank as a Pennsylvania-chartered savings bank with deposits insured by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation (“FDIC”) is subject to extensive regulation and examination by the Pennsylvania Department of Banking and by the FDIC. The federal and state laws and regulations applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for certain loans. This regulatory structure also gives the federal and state banking agencies extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders of public companies, such as KNBT.

Federal law provides the federal banking regulators, including the FDIC and the Federal Reserve Board, with substantial enforcement powers. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders, and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined in such regulations. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Any change in such regulation, whether by the Pennsylvania Department of Banking, the FDIC, the Federal Reserve Board or the United States Congress, could have a material impact on KNBT and its operations.

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

KNBT’s common stock is registered with the SEC under Section 12(b) of the Securities Exchange Act of 1934. KNBT is subject to the proxy and tender offer rules, insider trading reporting requirements and restrictions, and certain other requirements under the Securities Exchange Act of 1934. KNBT’s common stock is listed on The Nasdaq Global Market under the symbol “KNBT.” The Nasdaq Stock Market listing requirements impose additional requirements on KNBT, including, among other things, rules relating to corporate governance and the composition and independence of its Board of Directors and various committees of the board, such as the audit, nominating and compensation committees.

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

Financial Modernization. The Gramm-Leach-Bliley Act permits greater affiliation among banks, securities firms, insurance companies, and other companies under a type of financial services company known as a “financial holding company.” A financial holding company essentially is a bank holding company with significantly expanded powers. Financial holding companies are authorized by statute to engage in a number of financial activities previously not permissible for bank holding companies, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; and merchant banking activities. The Gramm-Leach-Bliley Act also permits the Federal Reserve Board and the Treasury Department to authorize additional activities for financial holding companies if they are “financial in nature” or “incidental” to financial activities. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized, well managed, and has at least a “satisfactory” Community Reinvestment Act rating. A financial holding company must provide notice to the Federal Reserve Board within 30 days after commencing activities previously determined by statute or by the Federal Reserve Board and Department of the Treasury to be permissible. KNBT has not submitted notice to the Federal Reserve Board of its intent to be deemed a financial holding company. However, it is not precluded from submitting a notice in the future should it wish to engage in activities only permitted to financial holding companies.

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

The Sarbanes-Oxley Act of 2002. As a public company, KNBT is subject to the Sarbanes-Oxley Act of 2002 which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule-making promulgated by the SEC includes:

•	the creation of an independent accounting oversight board;

•	auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

•	additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer certify financial statements;

•
a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to the company’s independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting;

•
the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with the company’s independent auditors;

•	the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	the requirement that companies disclose whether at least one member of the committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

•	expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions in compliance with Regulation O;

•	disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code;

•	mandatory disclosure by analysts of potential conflicts of interest; and

•	a range of enhanced penalties for fraud and other violations.

Regulation of the Bank

Pennsylvania Savings Bank Law. The Pennsylvania Banking Code contains detailed provisions governing the organization, location of offices, rights and responsibilities of directors, officers, and employees, as well as corporate powers, savings and investment operations and other aspects of the Bank and its affairs. The Banking Code delegates extensive rule-making power and administrative discretion to the Pennsylvania Department of Banking so that the supervision and regulation of state-chartered savings banks may be flexible and readily responsive to changes in economic conditions and in savings and lending practices.

The Pennsylvania Banking Code also provides that state-chartered savings banks may engage in any activity permissible for a federal savings association, subject to regulation by the Pennsylvania Department of Banking. The Federal Deposit Insurance Act, however, will prohibit the Bank from making new investments, loans, or becoming involved in activities as principal and equity investments that are not permitted for national banks unless:

•	the FDIC determines the activity or investment does not pose a significant risk of loss to the Deposit Insurance Fund; and

•	the Bank meets all applicable capital requirements.

Accordingly, the additional operating authority provided to the Bank by the Pennsylvania Banking Code is significantly restricted by the Federal Deposit Insurance Act.

Insurance of Accounts. The deposits of the Bank are insured to the maximum extent permitted by the Deposit Insurance Fund, administered by the FDIC and are backed by the full faith and credit of the U.S. Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, insured institutions. It also may prohibit any insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings institutions.

Under current FDIC regulations, Deposit Insurance Fund insured institutions are assigned to one of three capital groups which are based solely on the level of an institution’s capital “well capitalized,” “adequately capitalized” and “undercapitalized” which are defined in the same manner as the regulations establishing the prompt corrective action system discussed below. These three groups are then divided into three subgroups, which reflect varying levels of supervisory concern, from those that are considered to be healthy to those which are considered to be of substantial supervisory concern. KNBT is a well-capitalized institution.

In addition, all institutions with deposits insured by the FDIC are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, a mixed-ownership government corporation established to recapitalize the predecessor to the Deposit Insurance Fund. The assessment rate for the last quarter of 2006 was 0.0124% of insured deposits and is adjusted quarterly. These assessments will continue until the Financing Corporation bonds mature in 2019.

The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that would result in termination of the Bank’s deposit insurance.

Deposit Insurance Reform. On February 8, 2006, President George W. Bush signed into law legislation (the “Reform Act”) that merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the Deposit Insurance Fund, eliminated any disparities in bank and thrift risk-based premium assessments, reduced the administrative burden of maintaining and operating two separate funds and established certain new insurance coverage limits and a mechanism for possible periodic increases. The legislation also gave the FDIC greater discretion to identify the relative risks all institutions present to the Deposit Insurance Fund and set risk-based premiums. Major provisions in the Reform Act include:

•	merging the Savings Association Insurance Fund and Bank Insurance Fund, which became effective March 31, 2006;

•
maintaining basic deposit and municipal account insurance coverage at $100,000 but providing for a new basic insurance coverage for retirement accounts of $250,000. Insurance coverage for basic deposit and retirement accounts could be increased for inflation every five years in $10,000 increments beginning in 2011;

•
providing the FDIC with the ability to set the designated reserve ratio within a range of between 1.15% and 1.50%, rather than maintaining 1.25% at all times regardless of prevailing economic conditions;

•	providing a one-time assessment credit of $4.7 billion to banks and savings associations in existence on December 31, 1996, which may be used to offset future premiums with certain limitations; and

•
requiring the payment of dividends of 100% of the amount that the insurance fund exceeds 1.5% of the estimated insured deposits and the payment of 50% of the amount that the insurance fund exceeds 1.35% of the estimated insured deposits (when the reserve is greater than 1.35% but no more than 1.5%).

Pursuant to the Reform Act, the FDIC has determined to maintain the designated reserve ratio at its current 1.25%, which will be reviewed annually. The FDIC has also adopted a new risk-based premium system that provides for quarterly assessments based on an insured institution's ranking in one of four risk categories based upon supervisory and capital evaluations. Beginning in 2007, well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) will be grouped in Risk Category I and will be assessed for deposit insurance at an annual rate of between five and seven basis points. The assessment rate for an individual institution is determined according to a formula based on a weighted average of the institution's individual CAMEL component ratings plus either five financial ratios or, in the case of an institution with assets of $10.0 billion or more, the average ratings of its long-term debt. Institutions in Risk Categories II, III and IV will be assessed at annual rates of 10, 28 and 43 basis points, respectively.  The Bank anticipates that it will be able to offset its deposit insurance premium for 2007 with the special assessment credit.

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

The current risk-based capital framework is based on the international standards published by the Basel Committee on Banking Supervision in 1988, as revised from time to time by the U.S. domestic banking agencies. In June 2004, the Basel Committee proposed a new capital adequacy framework for large, internationally active banking organizations ("Basel II"). In October 2005, the U.S. domestic banking agencies published a joint notice of proposed rulemaking to enhance the risk sensitivity of the existing framework to address competitive equity questions that may be raised by the implementation of Basel II. The agencies are not proposing revisions to the existing leverage capital requirements (i.e. Tier 1 capital to total assets).

The Bank is also subject to minimum capital requirements imposed by the Pennsylvania Department of Banking on Pennsylvania-chartered depository institutions. Under the Pennsylvania Department of Banking’s capital regulations, a Pennsylvania bank or savings association must maintain a minimum leverage ratio of Tier 1 capital, as defined under the FDIC’s capital regulations, to total assets of 4%. In addition, the Pennsylvania Department of Banking has the supervisory discretion to require a higher leverage ratio for any institution or association based on inadequate or substandard performance in any of a number of areas. The Pennsylvania Department of Banking incorporates the same FDIC risk-based capital requirements in its regulations.

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

At December 31, 2006, the Bank was deemed a well-capitalized institution for purposes of the above regulations and as such is not subject to the above-mentioned restrictions.

The following tables provide a comparison of KNBT’s and the Bank’s capital amounts, risk-based capital ratios and leverage ratios for the periods indicated.

	At December 31, 2006
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To risk-weighted assets)
Company (consolidated)	$288,207	14.83%	$ 155,432	8.00%	N/A	N/A
Bank	$256,766	13.23%	$ 155,320	8.00%	$194,151	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$271,163	13.96%	$ 77,716	4.00%	N/A	N/A
Bank	$239,722	12.35%	$ 77,660	4.00%	$116,490	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$271,163	9.77%	$ 111,068	4.00%	N/A	N/A
Bank	$239,722	8.55%	$ 112,157	4.00%	$140,196	5.00%

	At December 31, 2005
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To risk-weighted assets)
Company (consolidated)	$ 312,731	16.95%	$ 147,617	8.00%	N/A	N/A
Bank	$ 281,866	15.16%	$ 148,727	8.00%	$ 185,908	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$ 296,543	16.07%	$ 73,809	4.00%	N/A	N/A
Bank	$ 265,902	14.30%	$ 74,363	4.00%	$ 111,545	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$ 296,543	9.84%	$ 120,599	4.00%	N/A	N/A
Bank	$ 265,902	8.80%	$ 120,895	4.00%	$ 151,119	5.00%

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

USA PATRIOT Act. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA PATRIOT Act"), signed into law on October 26, 2001, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers and other businesses involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, have caused financial institutions, including banks, to adopt and implement additional, or amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board (and other federal banking agencies) to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the Bank Holding Company Act or under the Bank Merger Act. Management believes that the Bank is in compliance with all the requirements prescribed by the USA PATRIOT Act and all applicable final implementing regulations.

FHLB System. The Bank is a member of the FHLB, which is one from a region of 12. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from funds deposited by member institutions and proceeds from the sale of consolidated obligations of the FHLB system. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB. At December 31, 2006, the Bank had $516.3 million in FHLB advances.

As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to the greater of 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year or 5% of its outstanding advances from the FHLB. At December 31, 2006, the Bank had $30.7 million in stock of the FHLB, which was in compliance with this requirement.

Federal Reserve Board System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts, which are primarily checking and NOW accounts, and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board might be used to satisfy the liquidity requirements that are imposed by the Pennsylvania Department of Banking. At December 31, 2006, the Bank was in compliance with these reserve requirements.

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

As of December 31, 2006, KNBT Securities was required to maintain minimum net capital, in accordance with SEC rules, of $250,000 and had total net capital of $817,821 or $567,821 in excess of the minimum amount required. KNBT Securities is required to maintain a net capital ratio, in accordance with SEC rules, not to exceed 15 to 1. At December 31, 2006, KNBT Securities' net capital ratio was 0.69 to 1.

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

At December 31, 2006, KNBT’s total federal pre-1988 reserve was approximately $9.8 million. The reserve reflects the cumulative effects of federal tax deductions by KNBT for which no federal income tax provisions have been made.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax at a rate of 20% on a base of regular taxable income plus certain tax preferences. The alternative minimum tax is payable to the extent such alternative minimum tax income is in excess of an exemption amount. Net operating losses can offset no more than 90% of alternative minimum taxable income. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. KNBT had no minimum tax credit carryover at December 31, 2006.

Net Operating Loss Carryovers. For net operating losses in tax years beginning before August 6, 1997, KNBT may carry back net operating losses to the three years preceding the loss year and then forward to fifteen years following the loss years. For net operating losses in years beginning after August 5, 1997, net operating losses can be carried back to the two years preceding the loss year and forward to the 20 years following the loss year. At December 31, 2006, KNBT had a $14.6 million net operating loss carry-forwards for federal income tax purposes.

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

Subsidiary Activities

In addition to the Bank, KNBT Inv. I, and KNBT Inv. II, are also wholly owned subsidiaries of KNBT. KNBT Inv. I, is a Delaware corporation, established in December 2003, for the purpose of investing in various types of securities. KNBT Inv. II, Inc., formerly known as First C. G. Company, Inc., was acquired on October 31, 2003 as part of KNBT’s acquisition of First Colonial. KNBT Inv. II, Inc. is a Delaware corporation established for the purpose of investing in various types of securities. KNBT also has unconsolidated, wholly owned subsidiaries, First Colonial Statutory Trust I (“Trust I”), NEPF Capital Trust I (“NTrust I”) and Capital Trust II (“NTrust II”). Trust I is a Connecticut statutory business trust subsidiary of KNBT. NTrust I and NTrust II were acquired as part of the NEPF acquisition in May 2005 and are Delaware statutory business trust subsidiaries of KNBT.

The Bank has six wholly owned subsidiaries, KLV, Inc., KLVI, Inc., KNBT Settlement Services, LLC, Higgins Insurance Associates, Inc. (“Higgins”), Caruso and KNBT Securities. KLV, Inc. is inactive. KLVI, Inc. is a Delaware corporation, formed in 1997 to hold and manage certain investment securities. KNBT Settlement Services, LLC was formed in September 2006 from the consolidation of Traditions Settlement Services LLC and Abstractors, Inc. KNBT Settlement Services LLC continues to provide real estate title and settlement services.

Higgins was acquired as part of the NEPF acquisition and provides commercial, property and casualty, and employee benefit lines of insurance to individuals and businesses.

Caruso, acquired in April 2005, specializes in benefits management with an emphasis on group medical, life, and disability insurance. KNBT Securities, formerly Oakwood Financial Corp., offers a full range of securities brokerage, insurance and investment products and services.

Employees

As of December 31, 2006, KNBT had approximately 838 employees of whom 138 were part-time. At December 31, 2005, KNBT had approximately 838 employees of whom 140 were part-time. A collective bargaining unit does not represent the employees. KNBT considers its relationship with its employees to be good.

Item 1A.	Risk Factors

Operation in a Highly Competitive Industry and Market Area May Limit KNBT’s Growth and Profitability.

Competition in the banking and financial services industry is intense. In KNBT’s market area, there is intense competition with more than 50 other banks, savings associations, mortgage-banking companies, money market and other mutual funds, brokerage firms and insurance companies. Many of these competitors, the regional and national institutions in particular, have a greater asset base and capital than KNBT. This allows them to enjoy advantages, including greater financial resources, a wider geographic presence, more aggressive marketing campaigns and better brand recognition. This competition could reduce net income by decreasing the number and size of loans that the Bank originates and the interest rate charged on these loans. In addition, if the Bank experiences an inability to recruit and retain skilled lending officers it could pose a significant barrier to retaining and growing its customer base. Also, competitors may offer higher interest rates, which could decrease the deposits the Bank attracts or require an increase in rates to retain existing deposits. Increased deposit competition could adversely affect the Bank’s ability to generate funds necessary for lending operations.

Governmental Regulation and Legislation Could Limit KNBT’s Future Growth.

KNBT and its subsidiaries are subject to extensive state and federal regulation, supervision and examination by certain state and federal agencies including the Pennsylvania State Department of Banking and the Federal Deposit Insurance Corporation. Such regulation and supervision governs the activities in which an institution and its holding company may engage and intended to ensure the safety and soundness of financial institutions. These laws may change from time to time and are primarily intended for the protection of consumers, depositors and the government deposit insurance funds. Any change in such regulation and oversight, whether in form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on the Bank and KNBT’s operations.

An Economic Downturn Could Adversely Affect KNBT’s Financial Results.

The Bank’s operations are concentrated in eastern Pennsylvania. The Bank’s financial results may correlate to the economic conditions as a result of this geographic concentration. A general decline or deterioration in economic conditions in this market area may adversely affect the quality of the loan portfolio and the demand for products and services. Specifically, credit risk and product demand risk would most likely become more apparent in an economic downturn. Other decreases generally associated with a downturn, such as consumer confidence, real estate values and interest rates may combine to make lending less profitable.

KNBT’s Low Return on Equity May Cause Its Common Stock Price to Decline.

Net income divided by average equity, known as “return on equity,” is a ratio many investors use to analyze the performance of a financial institution. KNBT’s return on equity for the years ended December 31, 2006, 2005 and 2004 was 6.63%, 5.37% and 4.57%, respectively. These returns are lower than returns on equity for many comparable publicly traded bank holding companies. KNBT completed its conversion from mutual-to-stock form in October 2003 and received net proceeds from the stock offering of $196.2 million, resulting in an equity to assets ratio of 20.05%. Although KNBT’s management has developed capital management strategies designed to effectively utilize this capital, KNBT expects its return on equity to remain relatively low until it is able to further deploy its capital by increasing the amount of its interest-earning assets, thereby increasing net interest income, as well as by increasing the level of its non-interest income.

Growth from Past and Potential Acquisitions May Limit KNBT’S Ability to Successfully Expand Operations and may Dilute Stockholder Value.

KNBT has experienced substantial growth from acquisitions. At December 31, 2006, KNBT had total assets of $2.9 billion compared to approximately $1.9 billion at December 31, 2003. KNBT continues to evaluate merger and acquisition opportunities and conducts due diligence related to possible transactions with other financial institutions and financial services companies. As a result of this continued effort, merger or acquisition discussions, and in some cases, negotiations may take place and future transactions involving cash, debt or equity securities may occur at any time. In general, acquisitions involve the payment of a premium over book and market values, and thus may cause some dilution of KNBT’s tangible book value and net income per common share.

In addition, post-merger or acquisition effects include a variety of possibilities. Failure to realize the expected revenue increases, cost savings or increases in product or geographic presence could have a material adverse effect on KNBT’s financial condition, result of operations and future growth. Future expansion will also depend on the ability of its officers and key employees to continue to implement and improve operational, financial and management controls, reporting systems and procedures, and to manage a growing number of client relationships. KNBT may not be able to successfully implement necessary improvements to its management information and control systems in an efficient or timely manner. Thus, KNBT cannot assure that its growth strategy will not place a strain on its administrative and operational infrastructure or require KNBT to incur additional expenditures beyond current projects to support future growth. KNBT’s future profitability will depend in part on its continued ability to grow.

KNBT is Subject to Increased Lending Risk Within Its Commercial Portfolio.

There are inherent risks associated with making any loan. The risks related to lending activities include nonpayment, uncertainties as to the future value of collateral, the impact of changes in interest rates and changes in economic conditions. Loan underwriting and application approval process, monitoring of large loan relationships and periodic reviews by third party specialists, are all done in attempt to manage credit risk. Although KNBT cannot be assured such approval and monitoring will always reduce loan credit risk.

In addition, KNBT’s commercial loan portfolio gives exposure to increased credit risk. At December 31, 2006, KNBT had $534.4 million in commercial (real estate and non-real estate) loans compared to approximately $195.5 million at December 31, 2003. KNBT strategy has been to grow its commercial portfolio and plans to continue to emphasize the origination of these types of loans. However, these loans have a higher risk of default and loss than single-family residential mortgage loans because repayment of the loans often depends on the successful operation of a business or the underlying property. In addition, these loans are typically larger than single-family residential mortgage loans and consumer loans and the deterioration of one or more of these loans could cause a significant increase in non-performing loans or non-performing assets. As a result, there would be a reduction in interest income recognized on loans and may require KNBT to increase the provision for losses on loans, both of which reduces net income. All of these factors could have a material adverse effect on KNBT’s financial condition and result of operations.

Changes in the Value of Goodwill Could Reduce Our Earnings.

KNBT is required, by generally accepted accounting principles, to test goodwill for impairment at least annually. Testing for impairment of goodwill involves the identification of reporting units and the estimation of fair values. The estimation of fair values involves a high degree of judgment and subjectivity in the assumptions used. At December 31, 2006, KNBT’s goodwill totaled $105.9 million. As of December 31, 2006, if goodwill were fully impaired and KNBT was required to charge-off all of its goodwill, the pro forma reduction to shareholders' equity and book value would be approximately $4.95 per share.

Violation of Information Security Could Negatively Impact KNBT’s Earnings.

KNBT increasingly depends on data processing, communication and information exchange on various computing platforms, networks and over the Internet. A variety of safeguards have been implemented although KNBT cannot be certain all systems are entirely free from vulnerability to attack and violation from both insiders and outsiders. KNBT also places reliance on several third party processors for data processing and communication needs. If information security is breached, information could be lost or misappropriated, which would result in financial loss and unexpected expenses, damages to its customers and negative publicity. These costs or losses could materially exceed the amount of insurance coverage, which would adversely affect earnings and future profitability.

Failure Within the Internal Control Environment.

Management regularly reviews and updates KNBT’s internal controls, disclosure controls and corporate governance policies and procedures. This system of controls is based on certain assumptions and can only provide reasonable, but not absolute assurance that the objectives of the system are met. Therefore any failure or circumvention of KNBT’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on business, results of operations and financial condition.

Market Rates of Interest Could Hurt Profitability.

KNBT’s earnings and cash flow are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed money. These activities are subject to interest rate risk and they are KNBT’s traditional business services. Thus KNBT’s financial condition and result of operations are significantly affected by changes in market interest rates. Interest rates are highly sensitive to many factors that are beyond KNBT’s control, including policies of various governmental and regulatory agencies, in particular, the Board of Governors of the Federal Reserve System (the “FRB”). Between June 30, 2004 and December 31, 2006, the FRB increased its federal funds rate seventeen times from a level of 1.25% at June 30, 2004 to 5.25% at December 31, 2006. The yield curve (which reflects the difference between short-term and long-term obligations) has flattened during this same period as the spread between the two-year and ten-year U.S. Treasury obligations went from 1.91% at June 30, 2004 to 0.11% at December 31, 2006. The effect of these changes has caused a flat or slightly inverted yield curve which has resulted in a decline in the Company’s net interest margin. Should these conditions continue, they may offset a portion, or all gains in net interest income generated from asset growth, which may cause a decrease in KNBT’s interest rate spread and net interest margin.

In addition, KNBT is subject to reinvestment risk associated with changes in interest rates. If interest rates paid on deposits and other borrowings increase at a faster rate than interest rates earned on loans and other investments or visa versa, KNBT’s net interest income, and therefore earnings, could be adversely affected. This could be compounded if deposit customers move funds from savings accounts to higher rate certificate of deposit accounts. The nature, timing and effect of any future changes in interest rates on KNBT and future results of operations are not predictable.

Various Factors May Make Takeover Attempts More Difficult to Achieve

KNBT’s Board of Directors has no current intention to sell control of KNBT. Investors may want a change of control to occur because, among other reasons, a potential acquirer could offer a premium over the then prevailing market price of KNBT’s common stock. Provisions in KNBT’s corporate documents and in Pennsylvania corporate law, as well as certain federal regulations, may make it difficult and expensive to pursue a tender offer, change in control or takeover attempt that its board of directors opposes. As a result, KNBT shareholders may not have an opportunity to participate in such a transaction, and the trading price of KNBT’s common stock may not rise to the level of other institutions that are more vulnerable to hostile takeovers. Provisions in KNBT’s articles of incorporation and bylaws provide, among other things,

•	that no person can acquire or offer to acquire more than 10% of the issued and outstanding shares of any class of equity securities of KNBT;

•	that any merger or similar transaction be approved by a super-majority vote of shareholders unless it has previously been approved by at least two-thirds of its directors;

•	that its board of directors is divided into classes with staggered three year terms;

•	that special meetings of shareholders may be called only by the board of directors of KNBT;

•	that shareholders generally must provide advance notice of shareholder proposals and director nominations and provide specified related information; and

•
that the board of directors of KNBT has the authority to issue shares of authorized but unissued common stock and preferred stock and to establish the terms of any one or more series of preferred stock, including voting rights, without additional shareholder approval.

Provisions of the Pennsylvania Business Corporation Law applicable to KNBT as well as its articles of incorporation provide, among other things, that it may not engage in a business combination with an “interested shareholder” (generally a holder of 20% or more of its voting stock) during the five-year period after the interested shareholder became an interested shareholder except under certain specified circumstances. The Pennsylvania Business Corporation Law also provides for the ability of shareholders to object to the acquisition by a person or group of persons acting in concert of 20% or more of its outstanding voting securities, except under certain specified circumstances, and to demand that they be paid a cash payment for the fair value of their shares from the controlling person or group. In addition, there are various regulatory restrictions under applicable federal and state banking law on takeovers of KNBT and the Bank.

Item 1B.	Unresolved Staff Comments

Not Applicable

Item 2.	Properties

While KNBT does not own or lease any property, the Bank owns 35 properties and leases 37 other properties. The principal office of KNBT is located at 90 Highland Avenue, Bethlehem, Pennsylvania. The book value of this office was $3.5 million at December 31, 2006.

The Bank also owns an operations and lending office at 236 Brodhead Road, Bethlehem, Pennsylvania. This building was purchased in 2003 and had a book value of $7.0 million at December 31, 2006. The Bank acquired an office building at 3864 Adler Place, Bethlehem, Pennsylvania as a part of the acquisition of First Colonial. The Bank continues to use this facility for general office space. This building had a book value of $3.0 million at December 31, 2006.

As part of the Paragon acquisition, the Bank acquired a one-third interest in a 33,000 square foot. office building located at 1620 Pond Road in Allentown, Pennsylvania. On March 7, 2006, KNBT purchased the remaining two-thirds of the building interest for a total purchase price of $3.1 million. The building is used for KNBT’s Wealth Management Center and is also partially rented to other unrelated entities. The building had a book value of $3.0 million at December 31, 2006.

In addition, the Bank owns 27 branch banking facilities and leases 30 other branch banking facilities. All of which are located within the Bank’s market area.

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

KNBT’s common stock trades on the Nasdaq Global Market under the trading symbol “KNBT.” At the close of business on December 31, 2006, there were approximately 4,051 stockholders of record not including the number of persons or entities holding stock in nominee or street name through various brokers and banks.

KNBT Bancorp completed its initial public offering on October 31, 2003, in connection with which it sold an aggregate of 20,201,188 shares of common stock at a price of $10.00 per share. The following graph represents $100 invested in KNBT Bancorp’s common stock at the $16.88 per share closing price of the common stock on the Nasdaq National Market on November 3, 2003, the date its common stock commenced trading on the Nasdaq. The graph demonstrates comparison of the cumulative total returns for the common stock of KNBT Bancorp, the Nasdaq Composite Index and two peer group indices created by KNBT Bancorp for the periods indicated. The KNBT Peer Group consists of nine financial institutions that KNBT Bancorp measures its performance against while the KNBT Recently-Converted Peer Group consists of six institutions that converted to stock form from 2002 to 2004.

KNBT Bancorp, Inc.

	Period Ending
Index	11/03/03	12/31/03	12/31/04	12/31/05	12/31/06
KNBT Bancorp, Inc.	$100.00	$104.15	$101.04	$98.93	$103.56
NASDAQ Composite	100.00	101.90	111.22	113.64	126.00
KNBT Peer Group	100.00	101.50	117.25	109.58	116.79
KNBT Recently-Converted Peer Group	100.00	98.91	99.60	100.79	108.89
___________________________________
* Source: SNL Financial LC, Charlottesville, VA

The table below shows the high and low sales prices of KNBT’s common stock during the periods indicated and the dividend paid each quarter.

Year Ended December 31, 2006
	High	Low	Dividends
First Quarter	$16.85	$15.61	$0.07
Second Quarter	$17.02	$15.42	$0.08
Third Quarter	$16.66	$15.09	$0.08
Fourth Quarter	$17.52	$15.79	$0.08

Year Ended December 31, 2005
	High	Low	Dividends
First Quarter	$17.65	$14.46	$0.05
Second Quarter	$15.58	$13.24	$0.06
Third Quarter	$16.95	$14.95	$0.06
Fourth Quarter	$16.96	$14.15	$0.07

The declaration and payment of dividends is at the sole discretion of the Board of Directors, and the timing and amount of any such dividend will depend upon the Board of Directors’ consideration of the earnings, financial condition, and capital needs of KNBT and certain other factors including restrictions arising from Federal banking laws and regulations. (See “Regulation of KNBT Bancorp - Restrictions on Dividends” in Item 1 for further discussion of restrictions on KNBT Bancorp’s ability to pay dividends.)

On October 27, 2004, KNBT’s Board of Directors announced its first share repurchase program that authorized repurchase of up to 3.1 million shares. The initial program was completed during the third quarter of 2005. On July 27, 2005, the Board of Directors authorized a second repurchase program covering 3.2 million shares. The second repurchase program was completed in July 2006. On June 26, 2006, the Board of Directors authorized a third share repurchase program covering ten percent or approximately 2.8 million shares of the Company’s outstanding stock that commenced immediately upon completion of KNBT’s second share repurchase program.

The following table sets forth information regarding KNBT’s repurchases of its common stock during the fourth quarter of the year ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)
October 1 - 31, 2006	10,500	$15.94	10,500	2,735,660
November 1 - 30, 2006	0	$0.00	0	2,735,660
December 1 - 31, 2006	0	$0.00	0	2,735,660
Total	10,500	$15.94	10,500	N/A

(1) On June 26, 2006, the Board of Directors authorized a repurchase of 2,807,219 shares of which 71,559 shares had been repurchased as of December 31, 2006. There is no expiration date for this program.

Item 6.	Selected Financial Data

	As of and For the Year Ended December 31,
(dollars in thousands, except per share data)	2006	2005	2004	2003(1)	2002
Consolidated Summary of Income
Interest income	$148,421	$132,150	$97,291	$59,063	$59,479
Interest expense	75,557	58,619	33,446	21,061	26,416
Net interest income	72,864	73,531	63,845	38,002	33,063
Provision for loan losses	3,329	2,780	4,308	2,951	111
Total non-interest income	42,071	26,426	15,434	9,048	8,814
Total non-interest expense (2)	77,904	67,195	52,699	55,119	24,568
Income (loss) before income taxes (benefit)	33,702	29,982	22,272	(11,020)	17,198
Income taxes (benefit)	10,099	9,156	4,666	(5,264)	5,188
Net income (loss) (2)	$23,603	$20,826	$17,606	$(5,756)	$12,010

Net income per share - diluted (3)	$0.87	$0.71	$0.60	N/M	N/M
Net income per share - basic (3)	$0.87	$0.72	$0.61	N/M	N/M
Cash dividends declared per share (3)	$0.31	$0.24	$0.15	-	-
Consolidated Balance Sheet Data
Total assets	$2,898,827	$3,081,810	$2,419,198	$1,941,973	$1,015,906
Investment securities available-for-sale	858,854	1,119,273	1,057,109	734,087	294,150
Investment securities held to maturity	33,532	47,368	56,586	-	-
Loans receivable, net	1,603,122	1,465,764	1,002,741	882,166	555,526
Mortgage loans held-for-sale	1,994	556	718	4,677	23,796
Deposits	1,907,547	1,852,251	1,323,053	1,289,410	771,825
Securities sold under agreements to repurchase	45,296	76,932	22,643	24,550	8,904
FHLB advances	519,161	705,125	660,674	207,153	113,500
Subordinated debentures (4)	38,406	38,872	15,464	15,000	-
Shareholders' equity/retained earnings	356,026	376,552	377,354	389,080	111,049
Book value per share	13.52	13.19	13.33	13.20	n/a
Full service offices	57	58	41	41	19
Selected Consolidated Ratios
Net income (loss) to:
Average total assets	0.79%	0.73%	0.81%	(0.46)%	1.25%
Average equity	6.63%	5.37%	4.57%	(3.58)%	11.46%
Net interest margin (5)	2.84%	2.96%	3.40%	3.49%	3.66%
Efficiency ratio (6)	65.94%	64.66%	63.39%	117.15%	58.67%
Equity to assets (7)	12.28%	12.22%	15.62%	20.05%	10.93%
Tier 1 capital to average assets (leverage) (7)	9.77%	9.84%	14.66%	19.39%	10.78%
Tier 1 risk-based capital ratio (7)	13.96%	16.07%	24.88%	32.51%	18.19%
Total risk-based capital ratio (7)	14.83%	16.95%	25.64%	33.24%	18.19%

(1) On October 31, 2003, KNBT completed the mutual-to-stock conversion of the Bank and the related subscription stock offering and the acquisition of First Colonial. See "Business - General" in Item 1.

(2) Included in the non-interest expenses for the year ended December 31, 2003 are a $16.2 million contribution to the Keystone Nazareth Charitable Foundation and $5.7 million of merger and systems integration costs as a result of the acquisition of First Colonial.

(3) Per share data is not included for 2003 and 2002 because no shares were issued prior to November 2003.
(4) Previously reported as "Guaranteed Preferred Beneficial Interest in the Company's subordinated debentures" prior to the adoption of FIN 46(R).
(5) Net interest margin is computed by dividing net interest income by average interest-earning assets on a tax equivalent basis. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Expense-Tax Equivalent" under Item 7 for a non-GAAP to GAAP reconciliation.

(6) The calculation of the efficiency ratio for 2003 includes the effect of the $16.2 million contribution to the Keystone Nazareth Charitable Foundation and $5.7 million of merger and systems integration costs as a result of the acquisition of First Colonial Group.

(7) Ratios for the period 2006 through 2003 are for KNBT. Ratios for 2002 are for Keystone Nazareth Bank & Trust Company (formerly Keystone Savings Bank).

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The following presents a review of KNBT’sresults of operations and financial condition. This information should be read in conjunction with KNBT’s consolidated financial statements and the accompanying notes to financial statements. KNBT’s consolidated earnings are derived primarily from the operations of its wholly owned savings bank subsidiary, Keystone Nazareth Bank & Trust Company, and to a lesser degree its other subsidiaries.

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

KNBT considers that the determination of the allowance for loan losses involves a higher degree of judgment and complexity than its other significant accounting policies. The allowance for loan losses is calculated with the objective of maintaining a reserve level believed by management to be sufficient to absorb the known and inherent losses in the portfolio that are both probable and reasonable to estimate. Management’s determination of the adequacy of the allowance is based on periodic evaluations of the loan portfolio and other relevant factors. However, this evaluation is inherently subjective as it requires material estimates, including, among others, expected default probabilities, expected commitment usage, the amounts and timing of expected future cash flows on impaired loans, mortgages, and general amounts for historical loss experience. The process also considers economic conditions, uncertainties in estimating losses and inherent risks in the loan portfolio. All of these factors may be susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provisions for loan losses may be required that would adversely impact earnings in future periods.

KNBT recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carry forwards and tax credits. Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not. In 2005, a valuation allowance of $1.1 million was established to write down the deferred tax asset to its net realizable value due to management’s determination that KNBT may be unable to realize a part of its net deferred tax assets. Management believes this valuation allowance is reasonable.

Goodwill and other identifiable intangible assets are subject to impairment testing at least annually to determine whether a write-down of the recorded values is necessary. KNBT tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three different market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required on KNBT’s books to write down the related goodwill to the proper carrying value. As of December 31, 2006, KNBT’s recorded goodwill amounted to $105.9 million compared to $101.5 million at December 31, 2005. During the first quarter of 2006, KNBT completed its acquisition of Paragon and recorded goodwill of approximately $1.5 million with respect to that acquisition.

On January 1, 2006, KNBT changed accounting policy related to share-based compensation in connection with the adoption of SFAS No.123(R). As a part of the transition to SFAS No.123(R), KNBT elected to use the modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to KNBT, SFAS No. 123(R) applies to new awards and to awards which are modified, repurchased or cancelled after January 1, 2006. Additionally, compensation expense for the portion of each award for which the requisite service period has not been rendered, (generally referring to nonvested awards) that was outstanding as of January 1, 2006, is now recognized as the remaining requisite service is rendered. Compensation expense for such awards granted prior to January 1, 2006 is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for share-based compensation. (See Note 13 of Notes to Consolidated Financial Statements set forth in Item 8 hereof.)

The fair value of our stock option grants is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. KNBT utilizes the following assumptions when estimating fair value of its stock option grants under SFAS No. 123(R): expected volatility, based on historical volatility of KNBT’s traded stock and peer group comparisons; expected term, calculated using the simplified method permitted by SEC Staff Accounting Bulletin (“SAB”) No. 107, share-based payments; expected dividend yield, based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant corresponding to the expected term. KNBT uses historical data to estimate the likelihood of option exercise and employee termination within the valuation model.

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

KNBT’s net income for 2006 was $23.6 million compared to $20.8 million for 2005 an increase of $2.8 million or 13.3%. KNBT had a net income of $17.6 million in 2004.KNBT’s return on average assets was 0.79% in 2006 compared to 0.73% in 2005 and 0.81% in 2004. The return on average equity was 6.63%, 5.37% and 4.57%, in 2006, 2005 and 2004, respectively.

KNBT’s total assets decreased $183.0 million, or 5.9%, to $2.9 billion at December 31, 2006 compared to $3.1 billion at December 31, 2005 primarily due to the decline in investment securities that was partially offset by growth in the loan portfolio. At December 31, 2006, KNBT’s net loans receivable were $1.6 billion, an increase of $137.4 million or 9.4% from the December 31, 2005 total of $1.5 billion. At December 31, 2006, total investment securities decreased $274.3 million or 23.5% to $892.4 million compared to $1.2 billion at December 31, 2005. At December 31, 2006, there was a decrease in both the available-for-sale and the held-to-maturity investment securities portfolios of KNBT. The available-for-sale category decreased $260.4 million or 23.3% while the held-to-maturity category decreased $13.8 million or 29.2% during the period. The decrease in the available-for-sale portfolio was primarily attributable to decreases of $114.9 million or 14.3% in mortgage-backed securities, $62.8 million or 39.9% in U.S. Government and agency securities and $65.2 million or 100.0% in state and political subdivision tax-advantaged securities. Tax planning strategies, principally the utilization of the charitable contribution deduction carryforward, was the primary reason for the sale of the entire portfolio of state and political subdivision securities within its investment portfolio.. The primary reason for the decrease of the mortgage-backed and U.S. Government agency securities classified as available-for-sale was to fund the growth in the loan portfolio, to fund maturing Federal Home Loan Bank (“FHLB”) advances and to fund repurchases of common stock made pursuant to KNBT’s stock repurchase programs.

The growth in loans receivable was due in large part to an increase of $39.4 million or 8.7% in residential real estate loans during the period. In addition, although real estate construction loans decreased $10.3 million or 14.4% during the period, commercial real estate loans increased $26.3 million or 7.8% due to the conversion of a large real estate construction loan to permanent financing reflecting continued implementation of its business plan. The most significant growth was in non-real estate commercial loans which increased $66.8 million or 53.0%. Credit quality remains sound as evidenced by the December 31, 2006 ratio of total non-performing assets as a percentage of total assets of 0.21% compared to 0.30% at December 31, 2005.

KNBT’s total liabilities were $2.5 billion at December 31, 2006, a decrease of $162.5 million or 6.0% compared to December 31, 2005, primarily due to declines in the balances of securities sold under agreements to repurchase and FHLB advances, partially offset by an increase in total deposits. Securities sold under agreements to repurchase declined $31.6 million or 41.1% to $45.3 million at December 31, 2006 compared to $76.9 million at December 31, 2005. The primary reason for the decrease was the repayment of $40.0 million of repurchase agreements that were acquired in the NEPF acquisition. The repurchase decision was precipitated by an analysis of KNBT’s funding and cash flow requirements that allowed KNBT to redeem the securities at a price less than face value. FHLB advances declined $186.0 million or 26.4% to $519.2 million at December 31, 2006 compared to $705.1 million at December 31, 2005. Maturing advances were the primary reason for the decline along with the prepayment of $10.0 million in FHLB advances. Total deposits increased $55.3 million or 3.0% to $1.9 billion at December 31, 2006 compared to December 31, 2005. This increase was net of the $34.2 million in deposits transferred as part of the branch sale. The increase reflected, in part, KNBT’s continuing efforts to boost the level of checking accounts, money market accounts and other core deposits. Core deposits consist of all deposits other than certificates of deposit.

Shareholders’ equity totaled $356.0 million at December 31, 2006 compared to $376.6 million at December 31, 2005, a decrease of $20.5 million or 5.5%. The decrease in shareholders’ equity was primarily the result of the continued repurchase of shares of KNBT common stock through the Company’s stock repurchase programs and the payment of cash dividends. During the twelve month period ended December 31, 2006, KNBT repurchased 2,424,342 shares of its common stock at a total cost of $39.2 million. Dividends declared and paid during the twelve-month period ended December 31, 2006 reduced retained earnings by $8.6 million. KNBT increased its cash dividends per share by 14.3% from $0.07 at December 31, 2005 to $0.08 at December 31, 2006. Net income for the year ended December 31, 2006 was $23.6 million. KNBT committed to issue 47,601 shares of the Company’s common stock during the twelve months ended December 31, 2006 pursuant to the ESOP with a value calculated in accordance with SOP 93-6 of approximately $741,000. KNBT’s dividend payout ratio was 36.3% and 34.1% for the years ended December 31, 2006 and 2005, respectively.

Net Interest Income

Net interest income represents the difference between income on interest-earning assets and expense on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is the primary source of earnings for KNBT. Therefore, the interest rate environment has material impact on KNBT’s earnings. The traditional view of the banking business holds that banks pay interest on their deposits based upon shorter term interest rates while making loans tied to longer term interest rates. As a result, KNBT is able to increase net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive. This embraces the traditional view that funding costs are being more directly tied to shorter term rates, while loan rates are tied to intermediate and longer term rates. However, in 2004, the yield curve flattened and remained so during 2005 and 2006 resulting in a compressed net interest margin. This factor, along with intense competition, has applied pressure to yields on KNBT’s interest-earning assets. See the discussion of “Interest Rate Sensitivity” below, including the estimated impact of changes in interest rates on KNBT’s net interest income.

KNBT’s net interest income was $72.9 million for 2006, a $667,000 or 0.9% decrease compared to $73.5 million for 2005. Average interest-earning assets were $2.6 billion, for both the years ended December 31, 2006 and 2005. Average interest-bearing liabilities were $2.4 billion at December 31, 2006 compared to $2.3 billion at December 31, 2005. KNBT’s average interest rate spread on a tax equivalent basis was 2.56% and 2.67% for the years ended December 31, 2006 and 2005, respectively.

In 2005, net interest income increased $9.7 million or 15.2% to $73.5 million compared to the 2004 level of $63.8 million. KNBT’s average interest rate spread on a tax equivalent basis was 2.67% and 3.08% for the years ended December 31, 2005 and 2004, respectively.

The net interest margin, a measure of net interest income performance, is determined by dividing net interest income on a tax equivalent basis by the average balance of total interest-earning assets. For the years ended December 31, 2006, 2005 and 2004, the net interest margin on a tax equivalent basis was 2.84%, 2.96% and 3.40%, respectively. KNBT’s net interest margin and average interest rate spread has contracted from the comparable 2005 and 2004 levels due to increased deposit costs and the flattening yield curve which has typically led to replacement yields on new interest-earning assets being lower than yields on maturing assets as well as short-term funding costs increasing at a faster rate than yields on interest-earning assets. The flattening of the yield curve that was experienced in 2005 as well as throughout 2006 and the associated impact of funding KNBT’s ongoing share repurchase programs has negatively impacted our margin and compressed the spread between our longer term assets and our shorter term liabilities.

KNBT presents its net interest margin on a tax-equivalent basis because management believes that presentation of its net interest margin and average interest rate spread on a tax-equivalent basis provides information that is useful for a proper understanding of the operating results of KNBT's business. These disclosures should not be viewed as a substitute for operating results determined in accordance with generally accepted accounting principles (“GAAP”) nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies. Without the adjustment for tax-free income, the net interest margin was 2.79%, 2.86%, and 3.27% for the years ending December 31, 2006, 2005 and 2004, respectively. The net interest spread without the adjustment for tax-free income was 2.50%, 2.57% and 2.95% for the years ending December 31, 2006, 2005 and 2004, respectively. See “Average Balances, Net Interest Income, and Yields Earned and Rates Paid.”

Interest Income

KNBT’s total interest income was $148.4 million for the year ended December 31, 2006, an increase of $16.3 million or 12.3% compared to $132.2 million in total interest income for the year ended December 31, 2005. For the year ended December 31, 2006, interest income on loans increased $19.5 million or 25.2% to $97.0 million compared to $77.5 million for the year ended December 31, 2005. The increase in total interest income for loans was primarily volume driven. The average balances of loans receivable increased $256.7 million or 19.8% to $1.5 billion for the year ended December 31, 2006 compared to $1.3 billion for the year ended December 31, 2005. Interest income on investments for the year ended December 31, 2006 declined compared to 2005 by $2.4 million or 4.5% to $49.9 million. The average balances of investment securities decreased $165.4 million or 13.6% to $1.1 billion at December 31, 2006 compared to $1.2 billion for the year ended December 31, 2005. Continued growth in the commercial real estate and commercial non-real estate categories due to increased emphasis on the origination of such assets was the primary reason for growth in the loan portfolio.

KNBT’s total interest income was $132.2 million for the year ended December 31, 2005, a $34.9 million or 35.8% increase compared to $97.3 million for the year ended December 31, 2004. For the year ended December 31, 2005, interest income on loans was $77.5 million, a $19.2 million or 33.0% increase compared to $58.3 million for the year ended December 31, 2004. Interest income on investments for the year ended December 31, 2005 was $52.3 million, a $13.8 million or 35.7% increase over 2004. The reason for the increase in total loan interest income and total investment income was primarily volume driven. The average balances of loans receivable increased $323.3 million or 33.4% to $1.3 billion for the year ended December 31, 2005 compared to $967.8 million for the year ended December 31, 2004. The average balances of investment securities increased $255.8 million or 26.6% to $1.2 billion at December 31, 2005 compared to $961.1 million for the year ended December 31, 2004. The increases in the loan and investments categories were aided by the NEPF acquisition as well as the internal growth in the commercial real estate and commercial non-real estate categories.

Interest Expense

KNBT’s total interest expense for the year ended December 31, 2006 was $75.6 million, an increase of $16.9 million or 28.9%, compared to $58.6 million for the same period in 2005. The growth in interest expense reflected the continued implementation of KNBT’s strategy of increasing the portion of its funding needs satisfied through the use of deposits, in particular, core deposits rather than borrowing. The intense competition for deposits within KNBT’s six county market area also provided upward pressure on interest expense. Interest expense on deposits totaled $46.3 million for the year ended December 31, 2006, an increase of $17.6 million or 61.6% compared to $28.6 million for the year ended December 31, 2005. Interest on FHLB advances, subordinated debt and securities sold under agreements to repurchase decreased by an aggregate of $696,000 or 2.3% to $29.3 million for the year ended December 31, 2006 compared to $30.0 million for 2005.

The increase in interest expense on deposits for the year ended December 31, 2006 compared to year ended December 31, 2005 was primarily due to the increase in the average rate paid on deposits and to a lesser degree the increase in the average balances, as a result of the NEPF acquisition. The FRB’s increases in short-term interest rates throughout 2004, 2005 and into 2006 increased market rates generally and resulted in KNBT having to increase the rates paid on deposits. Consequently, due to the increase in short-term rates, higher cost, short-term time deposits have now become a more favorable funding source than short- term borrowing obligations. The weighted average rate paid on deposits increased 80 basis points to 2.77% for the year ended December 31, 2006 compared to the same period in 2005. This increase comes in addition to the 43-point basis increase on the average rate paid on deposits from year ended December 31, 2005 compared to 2004. For the year ended December 31, 2006, the average balance of interest-bearing deposits increased $221.3 million or 15.3% to $1.7 billion compared December 31, 2005. Interest expense on FHLB advances and subordinated debt decreased for the year ended December 31, 2006 compared to the same period in 2005 primarily due to the extinguishment of debt and the repayment of FHLB advances. The extinguishment of debt and repayment decision was precipitated by an analysis of KNBT’s funding and cash from requirements that allowed KNBT to redeem securities at a price less than face value.

KNBT’s total interest expense for the year ended December 31, 2005 was $58.6 million, an increase of $25.2 million or 75.3%, compared to $33.4 million for the year ended December 31, 2004. Interest expense on deposits totaled $28.6 million for the year ended December 31, 2005, an increase of $10.4 million or 57.4%, compared to $18.2 million for the year ended December 31, 2004. Interest on FHLB advances and subordinated debt increased by an aggregate of $13.3 million or 88.5% to $28.4 million for the year ended December 31, 2005 compared to $15.1 million for the year ended December 31, 2004. The primary reason for the increase in interest expense in 2005 compared to 2004 was the increase in short-term rates by the FRB and FHLB advances and subordinated debt in 2005 compared to 2004 was the assumption of deposits, FHLB advances and trust preferred securities from NEPF.

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

	For the Year Ended December 31,
	2006			2005			2004
		Interest	Average		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Interest-bearing balances with banks	$12,593	$545	4.33%	$76,309	$2,387	3.13%	$31,209	$498	1.60%
Federal Funds Sold	18,283	963	5.27%	-	-		-	-
Investment securities
Taxable (1)	1,022,329	48,521	4.75%	1,124,309	48,192	4.29%	851,624	33,757	3.96%
Tax-exempt (2)	29,192	2,113	7.24%	92,615	6,167	6.66%	109,515	7,188	6.56%
Loans receivable (2) (3)	1,547,803	97,730	6.31%	1,291,123	77,847	6.03%	967,799	58,338	6.03%
Allowance for loan losses	(16,319)	-		(13,784)	-		(9,240)	-
Net loans	1,531,484	97,730	6.38%	1,277,339	77,847	6.09%	958,559	58,338	6.09%
Total interest-earning assets	2,613,881	149,872	5.73%	2,570,572	134,593	5.24%	1,950,907	99,781	5.11%
Non-interest-earning assets	355,100	-		294,875	-		213,763	-
Total assets, interest income	$2,968,981	149,872		$2,865,447	134,593		$2,164,670	99,781

Interest-bearing liabilities
Demand deposits	$233,547	$1,512	0.65%	$211,556	$622	0.29%	$174,698	$273	0.16%
Money market deposits	423,861	13,709	3.23%	301,727	6,133	2.03%	249,065	2,477	0.99%
Savings deposits	245,484	1,122	0.46%	255,810	1,112	0.43%	221,027	1,063	0.48%
Certificates of deposit	769,365	29,914	3.89%	681,827	20,756	3.04%	539,505	14,372	2.66%
Total interest-bearing deposits	1,672,257	46,257	2.77%	1,450,920	28,623	1.97%	1,184,295	18,185	1.54%
Securities sold under agreements
to repurchase	55,055	2,104	3.82%	51,011	1,551	3.04%	22,579	170	0.75%
FHLB advances	619,957	24,406	3.94%	755,448	26,643	3.53%	425,167	14,316	3.37%
Other debt	38,650	2,790	7.22%	30,116	1,802	5.98%	15,464	775	5.01%
Total interest-bearing liabilities	2,385,919	75,557	3.17%	2,287,495	58,619	2.56%	1,647,505	33,446	2.03%

Non-interest-bearing liabilities
Non-interest-bearing deposits	193,447	-		161,032	-		119,133	-
Other liabilities	33,389	-		28,764	-		12,376	-
Total liabilities	2,612,755	75,557		2,477,291	58,619		1,779,014	33,446
Shareholders' equity	356,226	-		388,156	-		385,656	-
Total liabilities
and shareholders' equity, interest expense	$2,968,981	75,557		$2,865,447	58,619		$2,164,670	33,446

Net interest income on
tax equivalent basis (2)		74,315			75,974			66,335
Net interest spread on
tax-equivalent basis (4)			2.56%			2.67%			3.08%
Net interest margin
tax-equivalent basis (5)			2.84%			2.96%			3.40%
Tax-exempt adjustment		(1,451)	(0.06%)		(2,443)	(0.10%)		(2,490)	(0.13%)

Net interest income and margin (4) (5)		$72,864	2.79%		$73,531	2.86%		$63,845	3.27%
Average interest-earning assets
to average interest-bearing liabilities			109.55%			112.37%			118.42%

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presents on a taxable equivalent basis. The taxable equivalent adjustments included above are $1.5 million, $2.4 million, and $2.5 million for the years 2006, 2005 and 2004, respectively. The effective tax rate used for the taxable equivalent adjustment was 35%.

(3) Loan fees of ($229,912), $(121,000), and $678,000 for the years 2006, 2005 and 2004, respectively, are included in interest income. Average loan balances include non-accruing loans of $4.9 million, $6.8 million and $4.5 million and average loans held-for-sale of $518,000, $1.2 million and $1.4 million for the years 2006, 2005, and 2004, respectively.

(4) Net interest spread is the arithmetic difference between yield on interest-earning assets, adjusted to a tax equivalent basis, and the rate paid on interest-bearing liabilities. On a GAAP basis, the Company's net interest spread was 2.51%, 2.57% and 2.95% at December 31, 2006, 2005 and 2004, respectively.

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

	2006 Compared to 2005			2005 Compared to 2004
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest Income:
Interest bearing deposits with banks	$151	$(1,993)	$(1,842)	$1,169	$720	$1,889
Federal funds sold	-	963	963	-	-	-
Investment securities (1)	3,663	(7,388)	(3,725)	2,517	10,897	13,414
Loans receivable, net (2)	4,407	15,476	19,883	19	19,490	19,509
Total interest-earning assets	8,221	7,058	15,279	3,705	31,107	34,812
Interest Expense:
Demand deposits	825	65	890	291	58	349
Money market deposits	5,093	2,483	7,576	3,132	524	3,656
Savings deposits	55	(45)	10	(118)	167	49
Certificates of deposit	6,493	2,665	9,158	2,593	3,791	6,384
Total interest-bearing deposits	12,466	5,168	17,634	5,898	4,540	10,438
Securities sold under agreements
to repurchase	430	123	553	1,167	214	1,381
FHLB advances and other borrowings	2,541	(4,778)	(2,237)	1,206	11,121	12,327
Other debt	477	511	988	293	734	1,027
Total interest-bearing liabilities	15,914	1,024	16,938	8,564	16,609	25,173
Increase (decrease) in net
interest income (3)	$(7,693)	$6,034	$(1,659)	$(4,859)	$14,498	$9,639

(1) Total decrease in interest income on investment securities on a nontaxable equivalent basis for the year ended December 31, 2006 would be $(2,368) and the total increase on a nontaxable equivalent basis for the year ended December 31, 2005 would be $13,761.

(2) Total increase in interest income on loans receivable on a nontaxable equivalent basis for the year ended December 31, 2006 would be $19,518 and for the year ended December 31, 2005 would be $19,209.

(3) Total (decrease) increase in net interest income on a nontaxable equivalent basis for the year ended December 31, 2006 would be $(667) and for the year ended December 31, 2005 would be $9,686.

Tax Equivalent. Management believes that it is common industry practice in the banking industry to present such information on a fully tax-equivalent basis and that such information is useful to investors in making peer comparisons. However, these non-GAAP financial measures should not be considered an alternative to GAAP. The reconciliation of these non-GAAP measures from GAAP is presented below.

	For the Twelve Months Ended
	December 31, 2006		December 31, 2005		December 31, 2004
		Average		Average		Average
(dollars in thousands)	Interest	Yield/Cost	Interest	Yield/Cost	Interest	Yield/Cost
Investment securities - nontaxable	$1,373	4.70%	$4,070	4.39%	$4,745	4.33%
Tax equivalent adjustments	740		2,097		2,444
Investment securities - nontaxable to a taxable equivalent yield	$2,113	7.24%	$6,167	6.66%	$7,189	6.56%

Loans receivable - nontaxable	$1,320	3.93%	$672	4.17%	$88	3.88%
Tax equivalent adjustments	711		346		46
Loans receivable - nontaxable to a taxable equivalent yield	$2,031	6.05%	$1,018	6.32%	$134	5.91%

Net interest income	$72,864		$73,531		$63,845
Tax equivalent adjustment	1,451		2,443		2,490
Net interest income, tax equivalent	$74,315		$75,974		$66,335
Net interest rate spread, no tax adjustment		2.51%		2.57%		2.95%
Net interest margin, no tax adjustment		2.79%		2.86%		3.27%

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

For the year ended December 31, 2006, KNBT made a provision for loan losses of $3.3 million, compared to $2.8 million for the year ended December 31, 2005 and $4.3 million for the year ended December 31, 2004. The allowance for loan loss to total loans was 1.05% at December 31, 2006 compared to 1.08% and 1.03% at December 31, 2005 and 2004, respectively. KNBT has made provisions in order to maintain the allowance for loan losses at a level that, to the best of its knowledge, covers all known and inherent losses in the portfolio that are both probable and reasonable to estimate. During the twelve months ended December 31, 2006, charge-offs were primarily related to consumer loans. Non-performing loans totaled $5.9 million and $9.0 million at December 31, 2006 and December 31, 2005, respectively. At December 31 2006, KNBT’s allowance for loan losses equaled 287.6% of non-performing loans compared to 177.3% at December 31, 2005 and 206.9% at December 31, 2004.

Non-Interest Income

For the year ended December 31, 2006, non-interest income totaled $42.1 million, a $15.6 million or 59.2% increase over the same period in 2005. The increase during the period year ending December 31, 2006 over the comparable period in 2005 was primarily the result of an increase of $2.9 million or 140.6% in income from trust operations a $933,000 or 35.9% increase in brokerage services revenue, a $1.6 million or 39.1% increase in revenues from Caruso which was included for the entire 2006 period compared to only nine months in 2005, a $1.2 million increase due to Higgins, a $1.2 million gain on the extinguishment of debt which includes $712,000 related to the reversal of intangible assets recorded as part of the NEPF acquisition, a $2.4 million increase in gains on sales of investments, and a $3.5 million gain on the sale of the Columbia county branches in the fourth quarter of 2006.

The increase in trust revenue was primarily the result of additional revenues provided from the Trust Department acquired as part of the NEPF acquisition and the inclusion of activity from the Paragon acquisition. Brokerage revenues increased as a result of increased securities brokerage activity reflecting increased penetration by the sales force of KNBT Securities in both existing as well as its recently expanded territories. The $2.4 million increase in the gain on investment securities was used to fund the growth in the loan portfolio, repay maturing FHLB advances, and purchase common stock pursuant to the stock repurchase programs. The $3.5 million gain on sale of the two Columbia County branches was the result of KNBT’s decision to focus on further expansion and penetration of the Luzerne County, Pennsylvania market.

Non-interest income increased $11.0 million or 71.2% to $26.4 million for the year ended December 31, 2005 compared to $15.4 million for the year ended December 31, 2004. The increase from 2005 to 2004 was primarily the result of a an increase of $519,000 or 33.6% in trust revenue, an increase of $1.9 million or 285.9% in brokerage services revenue, revenues of $4.1 million from Caruso which was acquired in March 2005 and $1.8 in insurance service revenue from Higgins acquired as part of the NEPF acquisition in May 2005.

Non-Interest Expense

Non-interest expense increased by $10.7 million or 15.9% to $77.9 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. The major factors for the increases in the non-interest expense for the year ended December 31, 2006 over the year ended December 31, 2005 were higher compensation and benefit expenses, higher occupancy and equipment expenses, increased advertising expenses, data processing expenses, and amortization of intangible assets. Compensation and benefit expenses increased $6.7 million or 17.8% for year ended December 31, 2006 over 2005. This increase reflects the recognition of salaries and benefits for a full year for employees acquired through the NEPF and Caruso acquisitions in 2005 and the addition of 17 employees from the Paragon acquisition in 2006. Net occupancy and equipment costs increased $1.8 million or 16.9% for the year ending December 31, 2006. The increase in net occupancy and equipment costs was primarily due to the addition of 16 full-service branches acquired in the NEPF acquisition, as well as an administrative office building and two other properties housing banking units in Hazleton, Pennsylvania. Advertising expenses increased $138,000 or 10.1%, and professional fees increased $728,000 or 27.1% for the year ended December 31, 2006 compared to the same period in 2005. Increased marketing costs were the result of enhanced marketing efforts including television media throughout KNBT’s marketing area. The primary reason for the increase in professional fees was due to outsourcing certain audit functions, increased expenditures for regulatory compliance and increased services due to the growth of the Company. Amortization of intangible assets increased $599,000 or 19.5% for the year ended December 31, 2006 compared to the year ended December 31, 2005. The increase in amortization of intangible asset expense was the result of the addition of intangible assets from the Paragon acquisition and the inclusion of intangibles for a full year from the May 2005 NEPF acquisition as required by SFAS No. 141.

Non-interest expense increased to $67.2 million in 2005 from $52.7 million in 2004, a $14.5 million or 27.5% increase. The major factors in the increase were higher compensation and benefit costs, higher occupancy and equipment expenses, increased advertising expenses and increased telecommunications costs

Income Tax Expense

KNBT recorded a $10.1 million income tax provision for the year ended December 31, 2006 compared to an income tax provision of $9.2 million for the year ended December 31, 2005. In 2004, KNBT recorded a tax expense of $4.7 million. Included in the provision for the year ended December 31, 2005, was a $1.1 million charge to create a valuation allowance related to the impairment of a $5.2 million deferred tax asset recorded when KNBT made a $16.2 million contribution to the Keystone Nazareth Charitable Foundation established in connection with the conversion of the Bank in 2003. As a result of the recently completed acquisitions of NEPF and Caruso, KNBT acquired a net operating loss carryover from NEPF of approximately $20.0 million and recorded $20.5 million of tax-deductible goodwill in connection with the acquisition of Caruso.

KNBT’s effective Federal tax rate was 30.0% for the year ended December 31, 2006 compared to 30.5% for the year ended December 31, 2005 and 21.0% for the year ended December 31, 2004. The December 31, 2005 tax rate, adjusted for the valuation allowance, would have been 26.9%. The higher adjusted effective tax rate for 2006 of 30.0% was primarily the result of the sale of $65.2 million of state and political subdivision tax-advantaged securities and higher levels of taxable income. Tax planning strategies, primarily the utilization of the charitable contribution carry forwards was the primary reason for the sale of the tax-advantaged securities.

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

The Bank operates as a community banking institution primarily in its six county Pennsylvania market. As a result of the Bank’s location and nature of operations, KNBT is not subject to foreign currency exchange or commodity price risk. The Bank makes real estate and other loans primarily in its six county market area and adjacent counties and thus is subject to risks associated with those local economies. At December 31, 2006, the Bank held a concentration of one-to four-family residential real estate loans (30.4% of total loans) and consumer/installment loans (31.4% of total loans) in its loan portfolio. Loans for automobiles and other vehicles represented 24.9% of the consumer/installment loans and 7.8% of total loans at year-end 2006. The Bank’s loans are subject to interest and economic risks. The Bank also originates residential real estate loans for sale in the secondary market. Such loans are identified as “Mortgage Loans Held-for-Sale” on the KNBT’s balance sheet and are subject to interest rate risk (see discussion on “Business-Loan Originations, Sales and Servicing”). KNBT does not own any trading assets and does not have any hedging transactions in place such as interest rate swaps (see discussion on “Business-Investment Activities”).

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

KNBT primarily utilizes the following strategies in its efforts to manage interest rate risk:

•
It emphasizes origination of shorter term loans, particularly construction loans, commercial and industrial loans and consumer loans. This positions its loan portfolio to increase yields in times of rising interest rates.

•
It is an active seller in the secondary market of its newly originated, agency eligible long-term fixed-rate residential mortgage loans. This helps insulate KNBT from the interest rate risk associated with these fixed-rate assets.

•	It leverages capital effectively through the investment and loan portfolio.

•	It emphasizes the growth of core deposits.

•	It invests in securities with relatively short anticipated lives, generally three to five years.

Gap Analysis. The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring a bank’s interest rate sensitivity “gap.” An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. At December 31, 2006, KNBT’s cumulative one-year interest rate gap, which is the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, as a percentage of total assets, was a negative 7.57%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of rising interest rates, a negative gap would tend to adversely affect its net interest income while a positive gap would tend to result in an increase in net interest income. Conversely, during a period of falling interest rates, a negative gap would tend to result in an increase in net interest income while a positive gap would tend to adversely affect net interest income.

KNBT’s interest rate risk using the static gap analysis is presented in the following table. This measurement is accomplished through stratification of KNBT’s assets and liabilities into repricing periods. The sum of the assets and liabilities in each of these periods are compared for mismatches within that maturity segment. Core deposits having non-contractual maturities are placed into repricing periods based on historical balance performance. Repricing for mortgage loans and mortgage-backed securities includes the effect of expected cash flows. Estimated prepayment effects are applied to these balances based on industry projections for prepayment speeds. Annual prepayment rates for adjustable-rate and fixed-rate single-family, multi-family mortgage loans and mortgage-backed securities are assumed to range from 12% to 32%. Annual rates of withdrawal or “decay rates” for money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to be 38%, 8% and 8%, respectively.

	At December 31, 2006
		More than	More than	More than	More than
	3 Months	3 Months	6 Months	1 Year	3 Years	More than
(dollars in thousands)	or Less	to 6 Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
Interest-earning assets (1):
Deposits at other institutions	$6,971	$-	$-	$-	$-	$-	$6,971
Loans receivable (2)	308,332	103,043	162,156	438,671	257,938	334,984	1,605,124
Investment securities, debt	100,610	56,955	138,080	284,187	173,647	136,842	890,321
Investment securities, equity	-	-	-	-	-	32,789	32,789
Total interest-earning assets	$415,913	$159,998	$300,236	$722,858	$431,585	$504,615	$2,535,205
Cumulative total interest-
earning assets	$415,913	$575,911	$876,147	$1,599,005	$2,030,590	$2,535,205	$2,535,205
Interest-bearing liabilities:
Savings deposits	$729	$8,569	$8,569	$11,425	$14,281	$171,376	$214,949
Interest-bearing checking deposits	-	14,494	9,663	9,663	4,832	202,915	241,567
Money market deposits	53,283	63,939	42,626	71,043	35,522	266,411	532,824
Certificates of deposit	196,556	165,823	188,559	133,676	24,939	1,682	711,235
FHLB advances and other
borrowings	197,874	65,236	79,751	154,720	52,500	52,783	602,864
Total interest-bearing
liabilities	$448,442	$318,061	$329,168	$380,527	$132,074	$695,167	$2,303,439
Cumulative total interest-
bearing liabilities	$448,442	$766,503	$1,095,671	$1,476,198	$1,608,272	$2,303,439	$2,303,439
Interest-earning assets
less interest-bearing
liabilities	$(32,529)	$(158,063)	$(28,932)	$342,331	$299,511	$(190,552)	$231,766
Cumulative interest-rate
sensitivity gap (3)	$(32,529)	$(190,592)	$(219,524)	$122,807	$422,318	$231,766
Cumulative interest-rate gap as a
percentage of total assets at
December 31, 2006	(1.12%)	(6.57%)	(7.57%)	4.24%	14.57%	8.00%
Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at December 31, 2006	92.75%	75.13%	79.96%	108.32%	126.26%	110.06%

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

KNBT’s interest rate sensitivity is monitored by management through the use of models that generate estimates of the change in its net portfolio value (“NPV”) and net interest income (“NII”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. KNBT also analyzes potential changes to NII for a twelve-month period under rising and falling interest rate scenarios. The following table sets forth KNBT’s NPV and NII analysis as of December 31, 2006 and 2005, respectively, and reflects the changes to NPV and NII as a result of immediate and sustained changes in interest rates as indicated.

	Net Portfolio Value		Projected
	at December 31, 2006		Net Interest Income for 2007
		% Change		% Change
		from		from
(dollars in thousands)	Amount	Base Case	Amount	Base Case
Rate Scenario
+ 300 basis point rate shock	$497,056	-4.9%	$72,120	-7.1%
+ 200 basis point rate shock	510,459	-2.3%	74,861	-3.6%
+ 100 basis point rate shock	521,040	-0.3%	77,532	-0.1%
Static - base case	522,551	-	77,619	-
- 100 basis point rate shock	512,351	-2.0%	77,115	-0.6%
- 200 basis point rate shock	470,945	-9.9%	73,171	-5.7%
- 300 basis point rate shock	408,044	-21.9%	67,146	-13.5%

	Net Portfolio Value		Projected
	at December 31, 2005		Net Interest Income for 2006
		% Change		% Change
		from		from
(dollars in thousands)	Amount	Base Case	Amount	Base Case
Rate Scenario
+ 300 basis point rate shock	$446,849	-18.7%	$77,077	2.5%
+ 200 basis point rate shock	480,502	-12.6%	76,688	1.9%
+ 100 basis point rate shock	515,387	-6.2%	76,068	1.1%
Static - base case	549,488	-	75,223	-
- 100 basis point rate shock	576,106	4.8%	74,272	-1.3%
- 200 basis point rate shock	629,737	14.6%	72,119	-4.1%
- 300 basis point rate shock	431,759	-21.4%	62,557	-16.8%

Liquidity

KNBT’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from FHLB, as an additional funding source.

KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses and to pay dividends to its shareholders. In addition to cash flow from loan and securities payments and prepayments as well as from sales of securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. The average balance of FHLB borrowings was $620.0 million, $755.4 million, and $425.2 million for the years ended December 31, 2006, 2005, and 2004, respectively. To date, KNBT borrowings have consisted primarily of advances from the FHLB.

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

KNBT anticipates that it will continue to have sufficient funds and alternative funding sources to meet its current commitments.

KNBT’s contractual cash obligations as of December 31, 2006 are as follows:

		Payments Due by Period:
			After one	After three
		Less Than	year to	years to	More Than
(in thousands)	Total	One Year	three years	five years	5 Years
Time deposits	$711,235	$553,440	$133,675	$22,438	$1,682
FHLB debt	516,305	209,182	201,617	52,328	53,178
Subordinated debt	38,406	38,406	-	-	-
Operating leases	12,253	1,639	2,646	1,958	6,010
Deferred director fees and officer compensation	3,659	49	82	83	3,445
Total obligations	$1,281,858	$802,716	$338,020	$76,807	$64,315

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

KNBT’s contingent liabilities and commitments as of December 31, 2006 are as follows:

			After one	After three
		Less Than	year to	years to	More Than
(in thousands)	Total	One Year	three years	five years	5 Years
Lines of credit	$303,475	$130,641	$50,661	$80,282	$41,891
Standby letters of credit	33,151	28,875	4,236	40	-
Contingent payments for acquisition	5,334	2,667	2,667	-	-
Other commitments to make loans	89,598	806	3,611	28,632	56,549
Total	$431,558	$162,989	$61,175	$108,954	$98,440

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

Regulatory Capital Requirements. KNBT and the Bank are subject to various regulatory capital requirements administered by the Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on KNBT’s financial statements. (See Note 17 of Notes to Consolidated Financial Statements set forth in Item 17 hereof.)

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk

Information with respect to quantitative and qualitative disclosure is contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Sensitivity.”

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
KNBT Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of KNBT Bancorp, Inc. (a Pennsylvania corporation) and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of KNBT Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company has adopted Financial Accounting Standards Board Statement No. 123(R), Share Based Payments and Financial Accounting Standards Board Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R) in 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the effectiveness of KNBT Bancorp, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2007 expressed an unqualified opinion on management’s assessment and an unqualified opinion on internal control effectiveness.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 9, 2007

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	At December 31,
(dollars in thousands, except share data)	2006	2005
ASSETS
Cash and due from banks	$53,202	$47,989
Interest-bearing deposits with banks	2,171	58,270
Federal funds sold	4,800	-
Cash and cash equivalents	60,173	106,259
Investment securities available-for-sale	858,854	1,119,273
Investment securities held to maturity
(Fair value of $33,048 and $47,074 for 2006 and 2005, respectively)	33,532	47,368
FHLBank Pittsburgh stock	30,724	40,239
Mortgage loans held-for-sale	1,994	556
Loans	1,620,166	1,481,728
Less: Allowance for loan losses	(17,044)	(15,964)
Net loans	1,603,122	1,465,764
Bank owned life insurance	78,361	75,087
Premises and equipment, net	48,228	47,104
Accrued interest receivable	10,293	11,252
Goodwill	105,854	101,496
Other intangible assets, net	29,387	30,840
Other assets	38,305	36,572
TOTAL ASSETS	$2,898,827	$3,081,810
LIABILITIES
Non-interest-bearing deposits	$206,972	$194,549
Interest-bearing deposits	1,700,575	1,657,702
Total deposits	1,907,547	1,852,251
Securities sold under agreements to repurchase	45,296	76,932
Short-Term Debt
Advances from the Federal Home Loan Bank	519,161	705,125
Subordinated debt	38,406	38,872
Accrued interest payable	11,924	9,659
Other liabilities	20,467	22,419
TOTAL LIABILITIES	2,542,801	2,705,258
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share; authorized 20,000,000 shares, none issued	-	-
Common stock, par value $0.01 a share; authorized 100,000,000 shares, 33,963,910 and
33,925,529 shares issued at December 31, 2006 and 2005, respectively	330	330
Additional paid-in capital	338,406	342,144
Retained earnings, substantially restricted	142,519	127,471
Treasury stock, at cost; 6,285,342 and 3,861,000 shares at
December 31, 2006 and 2005, respectively	(101,247)	(61,999)
Unallocated common stock held by Employee Stock Ownership Plan	(13,556)	(14,366)
Unearned common stock held by Management Recognition and Retention Plan	-	(7,130)
Accumulated other comprehensive loss, net	(10,426)	(9,898)
TOTAL SHAREHOLDERS' EQUITY	356,026	376,552

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,898,827	$3,081,810

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

(in thousands, except per share data)	2006	2005	2004
INTEREST INCOME
Loans, including fees	$97,019	$77,501	$58,292
Investment securities:
Taxable	48,521	48,192	33,757
Tax-exempt	1,373	4,070	4,744
Other interest	1,508	2,387	498
Total interest income	148,421	132,150	97,291
INTEREST EXPENSE
Deposits	46,257	28,623	18,185
Securities sold under agreements to repurchase	2,104	1,551	170
Advances from FHLBank Pittsburgh	24,406	26,643	14,316
Subordinated debt	2,790	1,802	775
Total interest expense	75,557	58,619	33,446
NET INTEREST INCOME	72,864	73,531	63,845
Provision for loan losses	3,329	2,780	4,308
Net interest income after provision for loan losses	69,535	70,751	59,537
NON-INTEREST INCOME
Trust revenue	4,967	2,064	1,545
Brokerage services revenue	3,530	2,597	673
Benefit services revenue	5,684	4,088	-
Insurance services revenue	2,917	1,753	-
Deposit service charges	5,995	5,439	4,477
Lending fees	1,154	1,077	526
Check card/ATM card fees	3,417	2,770	2,123
Bank owned life insurance	3,274	2,937	2,652
Net gain on sale of investment securities	3,181	770	396
Net gain on sale of residential mortgage loans	394	690	774
Net gain on sale of credit card loans	-	-	298
Net gain (loss) on sale of assets	12	(77)	191
Net gain on sale of other real estate owned	12	12	90
Net gain on sale of branches	3,502	-	-
Net gain on extinguishment of debt	1,179	-	-
Other non-interest operating income	2,853	2,306	1,689
Total non-interest income	42,071	26,426	15,434
NON-INTEREST EXPENSE
Compensation and employee benefits	44,259	37,583	29,478
Net occupancy and equipment expense	12,297	10,519	8,335
Professional fees	3,416	2,688	2,279
Advertising	1,504	1,366	1,013
Data processing	2,664	2,207	1,782
Telecommunication	1,387	1,297	975
Office supplies and postage	2,231	2,058	1,797
Amortization of mortgage servicing rights	381	422	415
Amortization of intangible assets	3,668	3,069	2,187
Other operating expenses	6,097	5,986	4,438
Total non-interest expense	77,904	67,195	52,699

Income before income taxes	33,702	29,982	22,272
Income tax expense	10,099	9,156	4,666
NET INCOME	$23,603	$20,826	$17,606

PER SHARE DATA
Net income- basic	$0.87	$0.72	$0.61
Net income- diluted	$0.87	$0.71	$0.60
Cash dividends per common share	$0.31	$0.24	$0.15

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

(dollars in thousands, except share data)	2006	2005	2004
Common stock number of shares
Balance at beginning of year	33,080,609	29,764,319	29,479,275
Unallocated Employee Stock Ownership Plan shares	47,601	47,601	47,601
Shares issued upon exercise of stock options	38,381	41,958	237,443
Issuance of common stock for purchase accounting acquisition	-	3,226,731	-
Balance as end of year	33,166,591	33,080,609	29,764,319

Treasury stock number of shares
Balance at beginning of year	(3,861,000)	(650,000)	-
Repurchase of common stock	(2,424,342)	(3,211,000)	(650,000)
Balance at end of year	(6,285,342)	(3,861,000)	(650,000)

Common stock value
Balance at beginning of year	$330	$297	$295
Shares issued upon exercise of stock options	-	1	2
Issuance of common stock for purchase accounting acquisition	-	32	-
Balance at end of year	330	330	297

Additional paid in capital
Balance at beginning of year	342,144	296,403	297,887
Reclass of unearned compensation upon adoption of SFAS 123R	(7,130)	-	-
Purchase of common stock for Management Recognition and Retention Plan	-	-	(13,281)
Unallocated Employee Stock Ownership Plan shares	(69)	(85)	(16)
Shares issued upon exercise of stock options	206	222	1,286
Share-based compensation expense	1,120	-	-
Issuance of common stock for purchase accounting acquisition	-	45,432	-
Establishment of Management Recognition and Retention Plan	-	151	10,527
Amortization of compensation of advisory directors options	-	21	-
Amortization of compensation related to the Management Recognition and Retention Plan	2,135	-	-
Balance at end of year	338,406	342,144	296,403

Retained earnings, substantially restricted
Balance at beginning of year	127,471	113,748	100,570
Net income	23,603	20,826	17,606
Cash dividends paid	(8,555)	(7,103)	(4,428)
Balance at end of year	142,519	127,471	113,748

Unallocated Employee Stock Ownership Plan shares
Balance at beginning of year	(14,366)	(15,176)	(15,987)
Plan shares issued	810	810	811
Balance at end of year	(13,556)	(14,366)	(15,176)

Unearned common stock held by the Management Recognition and Retention Plan
Balance at beginning of year	(7,130)	(9,107)	-
Establishment of the plan	-	(151)	(10,527)
Amortization of compensation related to the Management Recognition and Retention Plan	-	2,128	1,420
Reclass of unearned compensation upon adoption of SFAS 123R	7,130	-	-
Balance at end of year	-	(7,130)	(9,107)

Accumulated other comprehensive income (loss)
Balance at beginning of year	(9,898)	2,368	6,315
Other comprehensive loss net of taxes and reclassification adjustments	(528)	(12,266)	(3,947)
Balance at end of year	(10,426)	(9,898)	2,368

Treasury stock
Balance at beginning of year	(61,999)	(11,179)	-
Repurchase of common stock	(39,248)	(50,820)	(11,179)
Balance at end of year	(101,247)	(61,999)	(11,179)

Total Shareholders' Equity	$356,026	$376,552	$377,354

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(dollars in thousands)	2006	2005	2004
OPERATING ACTIVITIES:
Net income	$23,603	$20,826	$17,606
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,329	2,780	4,308
Depreciation and amortization	9,087	8,408	6,359
Compensation expense, stock option plan	1,120	21	16
Management Recognition and Retention Plan expense	2,135	2,128	1,404
ESOP expense	741	725	795
Amortization and accretion of securities premiums and discounts, net	(343)	1,070	2,521
Gain on sale of other real estate owned	(12)	(12)	(90)
Gain on sales of investment securities, net	(3,181)	(770)	(396)
Gain on sale of credit card portfolio	-	-	(298)
(Gain) loss on sale of other assets	(12)	77	(191)
Gain on sale of mortgage loans	(394)	(690)	(774)
Gain on extinguishment of debt	(1,179)	-	-
Mortgage loans originated for sale	(37,253)	(56,482)	(63,193)
Mortgage loan sales	36,209	57,334	67,926
Changes in assets and liabilities:
Increase in bank owned life insurance	(3,274)	(2,937)	(2,652)
Decrease (increase) in accrued interest receivable	959	1,131	(1,864)
Increase (decrease) in other assets	(2,845)	2,332	2,035
Increase (decrease) in other liabilities and accrued interest payable	(165)	1,706	(865)
Net cash provided by operating activities	28,525	37,647	32,647
INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available-for-sale	211,304	209,234	172,937
Proceeds from calls and maturities of securities held-to-maturity	9,021	10,153	3,242
Proceeds from sales of securities available-for-sale	111,180	98,806	11,478
Proceeds from sales of securities held-to-maturity	5,488	-	-
Purchase of securities available-for-sale	(60,024)	(92,201)	(516,223)
Purchase of securities held to maturity	(553)	(765)	(59,751)
Purchase of FHLBank Pittsburgh stock	(1,436)	(786)	(26,883)
Redemption of FHLBank Pittsburgh stock	10,951	9,053	1,970
Proceeds from the sale of credit card loans	-	-	1,831
Net increase in loans	(158,929)	(91,765)	(124,883)
Cash paid for acquisitions	(8,034)	(65,452)	-
Cash and cash equivalents obtained through acquisitions	1,249	54,696	-
Cash paid in branch sales, net	(16,205)	-	-
Purchase of premises and equipment	(6,871)	(6,546)	(8,680)
Proceeds from the sale of other assets	1,602	2,426	1,537
Proceeds from the sale of other real estate owned	430	460	364
Net cash provided by (used in) investing activities	99,173	127,313	(543,061)
FINANCING ACTIVITIES:
Net increase in deposits	89,501	79,724	33,643
Net increase (decrease) in repurchase agreements	9,410	14,072	(1,907)
Payment on extinguishment of debt, net	(49,595)	-	-
Proceeds from long -term debt	92,000	98,500	526,827
Payments on long -term debt	(267,503)	(279,517)	(73,306)
Purchase of treasury stock	(39,248)	(50,820)	(11,179)
Proceeds from the exercise of stock options	206	223	1,288
Purchase of stock for the Management Recognition and Retention Plan	-	-	(13,281)
Cash dividends paid	(8,555)	(7,103)	(4,428)
Net cash provided by (used in) financing activities	(173,784)	(144,921)	457,657
Increase (decrease) in cash and cash equivalents	(46,086)	20,039	(52,757)
Cash and cash equivalents January 1,	106,259	86,220	138,977
Cash and cash equivalents December 31,	$60,173	$106,259	$86,220

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$7,699	$5,517	$3,300
Interest on deposits, advances and other borrowed money	$73,292	$54,771	$30,853
Supplemental disclosure of non-cash activities
Reclassification of loans receivable to other real estate owned	$368	$1,870	$191
Mortgage loan securitizations	$25,149	$-	$-

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

KNBT Bancorp, Inc. (“KNBT” or the “Company”) is a Pennsylvania corporation headquartered in Bethlehem, Pennsylvania. The Company is the registered bank holding company for Keystone Nazareth Bank & Trust Company (the “Bank”), a Pennsylvania-chartered savings bank that is the stock-form successor to Keystone Savings Bank upon the mutual-to-stock conversion completed in October 2003.

KNBT is a community-oriented banking institution offering a variety of financial products and services to meet the needs of the customers it serves. KNBT’s lending and deposit gathering is concentrated in the communities surrounded by its banking offices. The Bank’s market area is a six county area in eastern Pennsylvania, consisting of Carbon, Lehigh, Luzerne, Monroe, Northampton, and Schuylkill Counties, Pennsylvania. KNBT has implemented a regional structure within this six county area, which includes the Greater Lehigh Valley Region and the Northeast Pennsylvania Region.

KNBT and the Bank are subject to the regulations of certain state and Federal agencies and, accordingly, they are periodically examined by those regulatory agencies. As a consequence of the extensive regulation of banking activities, the Bank's business is particularly susceptible to being affected by state and Federal legislation and regulation, which may have the effect of increasing the cost of doing business.

In connection with our conversion to a Pennsylvania-chartered stock savings bank, we established a liquidation account in an amount equal to our retained earnings on March 31, 2003. The liquidation account is maintained for the benefit of eligible account holders and supplemental eligible account holders who have continued to maintain their deposit accounts after the conversion. The liquidation account is reduced annually to the extent that eligible account holders and supplemental eligible account holders have reduced their qualifying deposits as of each anniversary date (December 31st). Subsequent increases will not restore an eligible account holder’s or a supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held.

KNBT Securities, Inc. is subject to regulations by the Securities and Exchange Commission (“SEC”), various state securities regulators and the National Association of Securities Dealers, Inc. (“NASD”). KNBT’s insurance related subsidiaries are subject to regulation by the Pennsylvania Insurance Department.

Basis of Financial Statement Presentation

The accounting and reporting policies of KNBT conform to accounting principles generally accepted in the United States of America and predominant practices within the banking industry. The accompanying consolidated financial statements include the accounts of the parent company, KNBT and its wholly owned subsidiaries, the Bank, KNBT Inv. I, KNBT Inv. II, the Bank’s wholly owned subsidiaries KLVI, Inc., KLV, Inc., KNBT Settlement Services LLC, Caruso Benefits Group, Higgins Insurance Associates, and KNBT Securities.

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

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The principal estimates that are particularly susceptible to significant change in the near term relate to the allowance for loan losses, the evaluation of impairment of goodwill and the evaluation of deferred tax asset. The evaluation of the adequacy of the allowance for loan losses includes an analysis of the individual loans and overall risk characteristics and size of the different loan portfolios, and takes into consideration current economic and market conditions, the capability of specific borrowers to pay specific loan obligations, as well as current loan collateral values. However, actual losses on specific loans, which also are encompassed in the analysis, may vary from estimated losses.

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

Investment Securities

KNBT accounts for its investment securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities as amended by FASB Staff Position (“FSP”) No. 115-1,” The Meaning of Other than Temporary Impairment and its Application to Certain Investments.” This standard requires, among other things, that debt and equity securities, classified as held-to-maturity, are accounted for at cost, adjusted for amortization of premiums and accretion of discount, using the constant yield method, based on KNBT’s intent and ability to hold the securities until maturity. All other securities are included in the available-for-sale category and are reported at fair value, with unrealized gains and losses excluded from earnings and reported, net of tax, as a component of shareholders’ equity. At the time of purchase, KNBT makes a determination as to whether or not it will hold the securities to maturity, based on an evaluation of the probability of future events. Securities that KNBT believes may be involved in interest rate risk, liquidity or other asset/liability management decisions, which might reasonably result in such securities not being held to maturity, are classified as available for sale. If securities are sold, a gain or loss is determined by specific identification and reflected in the operating results in the period the trade occurs.

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

KNBT follows SFAS No. 133 as amended by SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133, as amended, requires that entities recognize all derivatives as either assets or liabilities in the statement of financial condition and measure those instruments at fair value. KNBT did not have any derivative instruments in its investment portfolio at December 31, 2006 and 2005.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

KNBT adopted FSP No. 115-1 as of December 31, 2005. FSP No. 115-1 includes certain disclosures regarding quantitative and qualitative disclosures for investment securities that are impaired at the balance sheet date, but an other-than-temporary impairment has not been recognized. The disclosures required under FSP No. 115-1 are included. At December 31, 2006 and 2005, the Company did not have any investment securities that would have been defined as impaired under this FSP.

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

KNBT adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” on July 1, 2003. Implementation issue C13, “When a Loan Commitment Is Included in the Scope of Statement 133” is included in SFAS No. 149. SFAS No. 149 amends SFAS No. 133 to add a scope exception for borrowers (all commitments) and lenders (all commitments except those relating to mortgage loans that will be held-for-sale). Statement No. 149 also amends SFAS No. 133 to require a lender to account for loan commitments related to mortgage loans that will be held-for-sale as derivatives. KNBT periodically enters into loan commitments with its customers, with respect to loans which it intends to sell in the future. KNBT’s commitments to extend credit for loans intended for resale were not material at December 31, 2006.

Loans

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

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Allowance for Loan Losses

The allowance for loan losses is maintained at an amount management deems adequate to cover estimated losses. In determining the level to be maintained, management evaluates many factors, including current economic trends, industry experience, historical loss experience, industry loan concentrations, the borrowers’ ability to repay and repayment performance, and estimated collateral values. In the opinion of management, the allowance at December 31, 2006, was adequate to absorb losses that are known and reasonably estimable. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary based on changes in economic conditions or any of the other factors used in management’s determination. In addition, various regulatory agencies, as an integral part of their examination process, periodically review KNBT’s allowance for losses on loans. Such agencies may require KNBT to recognize adjustments to the allowance based on their judgments about information available to them at the time of their examination.

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

In October 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Loans or Certain Debt Securities Acquired in a Transfer.” SOP 03-3 applies to a loan with the evidence of deterioration of credit quality since origination acquired by completion of a transfer for which it is probable at acquisition, that the Bank will be unable to collect all contractually required payments receivable. SOP 03-3 is effective for loans acquired in fiscal years beginning after December 31, 2005. An analysis of the assets acquired in the acquisition of Northeast Pennsylvania Financial Corp. was conducted and management concluded that loans acquired through the acquisition which the Bank will be unable to collect all contractually required payments under SOP 03-3 equaled $622,000 at December 31, 2006 compared to $1.3 million at December 31, 2005.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation, and include expenditures for new facilities, major betterments and renewals. Expenditures of maintenance and repairs are charged to expense as incurred. Depreciation is computed using the straight-line method based upon the estimated useful lives of the related assets.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Goodwill and Intangible Assets

KNBT accounts for all purchased goodwill and intangible assets pursuant to SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 142 includes requirements to test goodwill and indefinite lived intangible assets for impairment rather than amortize them. Goodwill is subject to impairment testing at least annually to determine whether a write-down of the recorded balance is necessary. In this testing, KNBT employs industry practices in accordance with GAAP. KNBT tests for impairment as of September 30 each year. KNBT has tested the goodwill included on its consolidated balance sheet as of September 30, 2006 and has determined that it was not impaired as of such date. Shown below are the components of KNBT’s goodwill at December 31, 2006 and 2005.

	For Years Ended December 31,
(in thousands)	2006	2005
Goodwill from First Colonial acquisition	$36,345	$36,345
Goodwill from Oakwood acquisition	478	531
Goodwill from Caruso Benefits Group acquisition	13,107	10,374
Goodwill from NEPF acquisition	54,438	54,246
Goodwill from Paragon acquisition	1,486	-
Goodwill at December 31,	$105,854	$101,496

Goodwill related to the Caruso acquisition was increased by $2.7 million due to the payment of the first contingent payment due under the stock purchase agreement during the year ended December 31, 2006. An additional $5.3 million is potentially payable. The Bank is obligated to pay the remaining amount under the terms of the stock purchase agreement, if Caruso achieves certain levels of profitability.

Goodwill resulted from the Oakwood acquisition decreased $53,000 due to a payment of a liability incurred prior to acquisition and paid by the Bank for $513,000 and the release to the Bank of $40,000 held in escrow.

Goodwill related to the NEPF acquisition increased by $192,000 primarily due to the sale of a property in Hazleton. This property was acquired as part of the NEPF acquisition and the purchase accounting was adjusted.

	December 31, 2006		December 31, 2005
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
(in thousands)	Amount	Amortization	Amount	Amortization
Amortizing intangible assets:
Core deposit intangible	$24,118	($8,422)	$24,118	($5,124)
Customer lists from Caruso	9,924	(1,158)	9,924	(496)
Employment agreements from Paragon	890	(144)	-	-
Customer list from Paragon	1,680	-	-	-
Total	$36,612	($9,724)	$34,042	($5,620)

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortization expense related to these intangibles are as follows:

(in thousands)

2007	3,820
2008	3,799
2009	3,692
2010	3,692
2011	3,225
Thereafter	8,660
$26,888

Amortization expense for the core deposit intangible was $2.8 million, $2.6 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Additional amortization of $454,000 was recorded as a result of the deposits that were assumed in connection with the sale of the Columbia County branches. Also, in connection with the Caruso acquisition in April 2005, $9.9 million was assigned to customer lists and is being amortized over 15 years. Amortization expense for Caruso’s customer list was $662,000 and $496,000 for the years ended December 31, 2006 and 2005, respectively.

Income Taxes

There are two components of income tax expense: current and deferred. Current income tax expense approximates cash to be paid or refunded for taxes for the applicable period. Deferred tax assets and liabilities are recognized due to differences between the basis of assets and liabilities as measured by tax laws and their basis as reported in the financial statements. Deferred tax assets are subject to management’s judgment based upon available evidence that future realizations are likely. If management determines that the Company may not be able to realize some or all of the net deferred tax asset in the future, a charge to income tax expense may be required to reduce the value of the net deferred tax asset to the expected realizable value. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred tax expense or benefit is recognized for the change in deferred tax liabilities or assets between periods.

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

During, 2006, KNBT sold its entire portfolio of state and political subdivision securities. This tax planning strategy was done principally to utilize the charitable contribution deduction carryforrward.

Advertising

The Company expenses advertising costs as incurred.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On January 1, 2006, KNBT adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment”. Statement 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Prior to January 1, 2006, KNBT accounted for stock options using APB Opinion No. 25 and included disclosures of pro forma net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been used. KNBT elected the modified prospective transition method for adopting SFAS No. 123(R) through December 31, 2005. Under SFAS No. 123(R), all forms of share-based payments to employees, including stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The provisions apply to all awards granted after the required effective date as well as to existing awards not vested, or which are modified, repurchased, or canceled after that date.

The following table illustrates the effect on net income and earnings per share if KNBT had applied the fair value recognition provisions of SFAS No. 123(R) to stock-based employee compensation in the years ended December 31, 2005 and 2004.

	For the Year Ended December 31,
(in thousands, except per share data)	2005	2004
Net income as reported	$20,826	$17,606
Add: Stock-based employee compensation expense
included in reported net income, net of related tax effects	24	16
Less: Stock-based compensation cost determined
under fair value method for all awards, net of related tax effects	661	369
Pro forma, net income	$20,189	$17,253

Earnings per share (diluted):
As reported	$0.71	$0.60
Pro forma	$0.69	$0.59
Earnings per share (basic):
As reported	$0.72	$0.61
Pro forma net income	$0.69	$0.59

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Management Recognition and Retention Plan (“MRRP”)

The MRRP, which is a stock-based incentive plan, provides the ability to award up to 808,047 shares of the Company’s common stock, subject to adjustment, to the Company’s directors, advisory directors, officers and employees. The terms of the grants made to date provide that the shares covered by the MRRP are earned by the participants at the rate of 20% per year. Certain grants made in 2006 vest 60% on the third anniversary and 20% per year thereafter. For the 2004 and 2005 MRRP awards, compensation expense was recorded over the vesting period or a 60-month period and was based on the market value of the Company’s stock as of the date the awards were made. There was no compensation expense recognized related to the 2006 grants for the year ended December 31, 2006 due to the performance-based nature of the grants. The Company, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which is shown as reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired to date is reflected as a reduction in shareholders’ equity.

Employee Benefit Plans

KNBT has certain employee benefit plans covering substantially all employees. KNBT expenses such costs as incurred. KNBT follows SFAS No. 132, as revised in December 2003, “Employers’ Disclosures about Pensions and Other Post-retirement Benefits”and SFAS No. 158, “Employers Accounting for Defined Benefit Pension and Other Post-retirement Plans-an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 132 revised employers’ disclosures about pension and other post-retirement benefit plans. It requires additional information about changes in the benefit obligation and the fair values of plan assets. It also standardized the requirements for pensions and other postretirement benefit plans to the extent possible, and illustrates combined formats for the presentation of pension plan and other post-retirement benefit plan disclosures. SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.

In 2003, in connection with the mutual-to-stock conversion of the Bank, KNBT established an Employee Stock Ownership Plan (“ESOP”) covering all eligible employees as defined by the ESOP. The ESOP is a tax-qualified plan designed to invest primarily in KNBT's common stock that provides employees with the opportunity to receive a KNBT-funded retirement benefit based primarily on the value of KNBT's common stock. KNBT accounts for its ESOP in accordance with SOP 93-6, "Employer's Accounting for Employee Stock Ownership Plans," issued by the AICPA.

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

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Bank Owned Life Insurance (“BOLI”)

KNBT has purchased BOLI. BOLI involves the purchasing of life insurance by KNBT on a chosen group of employees. The proceeds are used to help defray employee benefit costs. KNBT is the owner and beneficiary of the policies. The Company originally invested $20.0 million in BOLI in 2001 and made additional BOLI investments of $4.0 million in 2002 and $30.0 million in 2003. In 2005, $10.0 million in BOLI was added through the Northeast Pennsylvania Financial Corp. acquisition. BOLI is recorded on the consolidated balance sheets at its cash surrender value and changes in the cash surrender value are recorded in non-interest income. BOLI income is tax-exempt.

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

Basic and diluted earnings per share for the years ended December 31, 2006, 2005, and 2004 were calculated as follows:

	2006			2005			2004
	Net	Average		Net	Average		Net	Average
(in thousands,	Income	Shares	Per Share	Income	Shares	Per Share	Income	Shares	Per Share
except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to
common shareholders	$23,603	27,015,241	$0.87	$20,826	29,052,097	$0.72	$17,606	29,060,702	$0.61
Effect of dilutive securities
Stock options		148,770	-		204,106	-		416,888	-
Management
Recognition
and Retention Plan		82,575	-		182,713	-		89,793	-
Total effect of
dilutive securities		231,345	-		386,819	(0.01)		506,681	(0.01)
Diluted earnings per share			-			-			-
Income available to
common shareholders
plus assumed
exercise of options	$23,603	27,246,586	$0.87	$20,826	29,438,916	$0.71	$17,606	29,567,383	$0.60

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Common stock outstanding at December 31, 2006 for the purpose of calculating basic earnings per share does not include 797,319 unallocated shares held by the ESOP. At December 31, 2006, KNBT had 1,274,951 options outstanding to purchase shares of common stock at exercise prices ranging from $16.50 to $16.56 per share. They were not included in the computation of earnings per share because the option exercise price was greater than the average market price. At December 31, 2005 and December 31, 2004 unallocated ESOP shares not included for the purpose of calculating basic earnings per shares totaled 844,920 and 892,521, respectively.

Unearned MRRP shares and MRRP shares not subject to grant are not considered outstanding for basic earnings per share calculations. At December 31, 2006, there were 476,300 unearned MRRP shares and 80,747 uncommitted MRRP shares. At December 31, 2005, unearned MRRP shares totaled 505,600 and uncommitted MRRP shares totaled 179,747. At December 31, 2004, unearned MRRP shares totaled 629,500 and uncommitted MRRP shares totaled 178,547.

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

Management has determined that KNBT has one reportable segment, "Community Banking." All of KNBT's activities are interrelated, and each activity is dependent and assessed based on how each of the activities of KNBT supports the others. For example, commercial lending is dependent upon the ability of KNBT to fund itself with retail deposits and other borrowings and to manage interest rate and credit risk. This situation is also similar for consumer and residential mortgage lending. Accordingly, all significant operating decisions are based upon analysis of KNBT as one operating segment or unit.

KNBT has also identified several operating segments. These operating segments within KNBT's operations do not have similar characteristics to the community banking operations. However, such activities do not meet the quantitative thresholds requiring separate disclosure. These nonreportable segments include Higgins Insurance Associates, Caruso Benefits Group, KNBT Securities, KNBT Settlement Services and the Company, and are included in the “other” category. The operating segments in the “other” category earn revenues primarily through the generation of fee income and are also aggregated based on their similar economic characteristics, products and services, type of class of customer, methods used to distribute products and services and/or nature of their regulatory environment. The identified segments reflect the manner in which financial information is currently reviewed and evaluated by management.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Reportable segment-specific information and reconcilement to consolidated financial information is as follows:

	Community
(in thousands)	Banking	Other	Consolidated
December 31, 2006
Total assets	$2,359,766	$539,061	$2,898,827
Total deposits	1,907,547	-	1,907,547
Net interest income (loss)	74,945	(2,081)	72,864
Total non-interest income	29,338	12,733	42,071
Total non-interest expense	65,513	12,391	77,904
Net income (loss)	25,077	(1,474)	23,603

December 31, 2005
Total assets	$2,536,696	$545,114	$3,081,810
Total deposits	1,852,251	-	1,852,251
Net interest income (loss)	74,853	(1,322)	73,531
Total non-interest income	17,554	8,872	26,426
Total non-interest expense	58,568	8,627	67,195
Net income (loss)	21,766	(940)	20,826

December 31, 2004
Total assets	$1,997,445	$421,753	$2,419,198
Total deposits	1,323,053	-	1,323,053
Net interest income (loss)	64,160	(315)	63,845
Total non-interest income	15,192	242	15,434
Total non-interest expense	50,130	2,569	52,699
Net income (loss)	18,803	(1,197)	17,606

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” includes net income as well as certain other items, which result in a change to equity during the period.

The income tax effects allocated to comprehensive income for the years ended December 31, 2006, 2005 and 2004 were as follows:

		Tax
	Before tax	benefit	Net of tax
(in thousands)	amount	(expense)	amount
Year Ended December 31, 2006
Unrealized gains on securities:
Unrealized holding gains (losses)	$2,369	$(829)	$1,540
Less reclassification adjustment for net realized gains	(3,181)	(1,113)	(2,068)
Other comprehensive income (loss), net	$(812)	$284	$(528)

Year Ended December 31, 2005
Unrealized gains on securities:
Unrealized holding gains (losses)	$(17,815)	$6,057	$(11,758)
Less reclassification adjustment for net realized gains	(770)	(262)	(508)
Other comprehensive income (loss), net	$(18,585)	$6,319	$(12,266)

Year ended December 31, 2004
Unrealized gains on securities:
Unrealized holding gains (losses)	$(5,584)	$1,898	$(3,686)
Less reclassification adjustment for net realized losses	(396)	(135)	(261)
Other comprehensive income (loss), net	$(5,980)	$2,033	$(3,947)

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Statement of Cash Flows

KNBT considers cash due from banks and Federal funds sold as cash equivalents for the purposes of the Consolidated Statement of Cash Flows.

Variable Interest Entities

In January 2003, FASB Interpretation (“FIN”) No. 46, “Consolidation of Variable Interest Entities”, was issued. FIN No. 46 clarifies the application of Accounting Research Bulletin 51, “Consolidated Financial Statements”, to certain entities in which voting rights are not effective in identifying the investor with the controlling financial interest. An entity is subject to consolidation under FIN No. 46 if the investors either do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support, are unable to direct the entity’s activities, or are not exposed to the entity’s losses or entitled to its residual returns ("variable interest entities"). Variable interest entities within the scope of FIN No. 46 were required to be consolidated by their primary beneficiary. The primary beneficiary of a variable interest entity is determined to be the party that absorbs a majority of the entity's expected losses, receives a majority of its expected returns, or both.

Management has determined that the First Colonial Statutory Trust I (“Trust I”), which was created by First Colonial and acquired by KNBT in the merger with First Colonial, qualifies as a variable interest entity under FIN No. 46. Trust I issued mandatorily redeemable preferred stock in July 2002 to investors and purchased subordinated debt issued by First Colonial.

KNBT adopted the provisions under the revised interpretation in the first quarter of 2004. Accordingly, KNBT ceased consolidating Trust I as of March 31, 2004. FIN No. 46(R) precludes consideration of the call option embedded in the preferred stock when determining if KNBT has the right to a majority of Trust I’s expected residual returns. The deconsolidation resulted in the investment in the common stock of Trust I to be included in other assets as of March 31, 2004 and the corresponding increase in outstanding debt of $464,000. In addition, the income received on KNBT’s common stock investment is included in other income.

As a result of the NEPF merger, KNBT acquired the Capital Trust I (“NTrust I”) and the Capital Trust II (“NTrust II”). NTrust I and NTrust II each qualify as a variable interest rate entity under FIN No. 46. NTrust I issued mandatorily redeemable preferred stock in April 2002 while NTrust II issued mandatorily redeemable preferred stock in October 2002. Northeast Pennsylvania Financial Corp. had adopted FIN No. 46 and deconsolidated its capital trusts at March 31, 2004.

On March 3, 2005, the Board of Governors of the Federal Reserve System issued guidance on the regulatory capital treatment of the trust-preferred securities as a result of the adoption of FIN No. 46(R). The rule retains the current maximum percentage of total capital permitted for trust preferred securities at 25%, but enacts other changes to the rules governing trust preferred securities that affect their use as part of the collection of entities known as “restricted core capital elements”. The rule takes effect March 31, 2009; however, a five year transition period leading up to that date would allow bank holding companies to continue to count trust preferred securities as Tier 1 Capital after applying FIN-No. 46(R). Management has evaluated the effects of the rule and does not anticipate a material impact on the Company’s capital ratios.

Reclassifications

Certain reclassifications of prior years’ amounts have been made to conform to the 2006 presentation.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 123R (“Statement 123R”), "Share-Based Payments," the provisions of which became effective for the corporation in fiscal 2006. This Statement eliminates the option to use APB No. 25's intrinsic value method of accounting that was provided in Statement 123 as originally issued. Statement 123R requires companies to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards. While the fair-value-based method prescribed by Statement 123R is similar to the fair-value-based method disclosed under the provisions of Statement 123 in most respects, there are some differences. The Company began using the Black Scholes option pricing method beginning in fiscal 2006 and recorded an expense of $1.1 million or $0.7 million after tax and the diluted earnings per share impact was $0.03. This impact includes the effect of forfeitures or options accelerations due to termination or retirement of personnel, the effect of which could not be previously estimated with any degree of certainty.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“SFAS 156”). SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS 156 is effective for fiscal years beginning after September 15, 2006 and is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with Statement of SFAS No. 109.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 by KNBT in December 2006 did not have a significant effect on the Company’s consolidated financial statements.

In September 2006, the FASB Issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The adoption of SFAS 157 is not expected to have a material impact on KNBT’s consolidated financial statements.

In September 2006, the FASB Issued SFAS No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R) (“SFAS 158”)”. SFAS 158 requires an employer to recognize the over funded or under funded status of a defined benefit postretirement plan (other than a multi-employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. The adoption of SFAS 158 by KNBT in December 2006 did not have a significant effect on the Company’s consolidated financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No.108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued to provide consistency among registrants in the quantification of financial statement misstatements. SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related disclosures. SAB 108 allows registrants to initially apply the approach either by (1) retroactively adjusting prior financial statements as if the approach had always been used or (2) recording the cumulative effect of initially applying the approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with the related offset recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition requires full disclosure as to the nature and amount of each individual error being corrected. The adoption of SAB 108 by KNBT in December 2006 did not have a significant effect on the Company’s consolidated financial statements.

In September 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability. The consensus in EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company intends to adopt EITF Issue 06-4 effective January 1, 2008, and does not believe that the adoption will have a significant effect on its consolidated financial statements.

In September 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company intends to adopt EITF Issue 06-5 effective January 1, 2007, and does not believe that the adoption will have a significant effect on its consolidated financial statements.

2.	ACQUISITIONS

Oakwood Financial Corp.

On November 11, 2004, the Bank acquired Oakwood for $650,000 in cash. Of the purchase price, $500,000 was paid to Oakwood shareholders at closing; the balance was deposited into an escrow account for other potential obligations and after which time any funds remaining in such reserve were paid to Oakwood shareholders. The Bank acquired $119,000 in assets and recorded $478,000 of goodwill. The transaction was accounted for under the purchase method of accounting. KNBT’s results of operations include the operations acquired from Oakwood since the date of acquisition on November 11, 2004.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Oakwood provides a full menu of securities brokerage, insurance and investment advisory products and services. Oakwood now operates under the name “KNBT Securities, Inc.” and is a wholly owned subsidiary of the Bank.

Caruso Benefits Group, Inc.

On April 1, 2005, the Bank completed its acquisition of Caruso Benefits Group, Inc. (“Caruso”). The Caruso acquisition is a strategic initiative that bolsters KNBT’s ability to support corporate and small business customers with the benefit management expertise of Caruso. Since the date of acquisition on April 1, 2005, Caruso has been operating as a wholly owned subsidiary of the Bank. Caruso’s results of operations are included in KNBT’s results beginning April 1, 2005.

Under the terms of the stock purchase agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28.0 million in cash of which $20.0 million was paid at the time of closing and $8.0 million will be payable over a three-year period, contingent upon Caruso maintaining certain levels of profitability. KNBT paid $2.7 million to Caruso during the second quarter of 2006 that represents the aggregate obligation through December 31, 2006. The payment was made pursuant to the terms of the stock purchase agreement relating to the purchase price contingency.

The acquisition resulted in the recording of approximately $13.1 million of goodwill. KNBT also recorded an identifiable intangible asset for Caruso’s customer list of $9.9 million which is being amortized on a straight-line basis over 15 years. The expense related to the amortization of the identifiable intangible asset from the Caruso acquisition totaled $662,000 and $496,000 for the years ended December 31, 2006 and 2005, respectively.

Northeast Pennsylvania Financial Corp.

On May 19, 2005 KNBT acquired 100% of the outstanding voting shares of Northeast Pennsylvania Financial Corp. (“NEPF”), a thrift holding company with assets approximately $784.7 million as of the date of acquisition. The results of NEPF’s operations have been included in the consolidated financial statements since that date. NEPF was headquartered in Hazleton, Pennsylvania, with 17 community banking offices in five counties in Northeastern Pennsylvania. The acquisition expanded KNBT’s franchise into Luzerne and Schuylkill counties and enhanced KNBT’s presence in Carbon and Monroe counties.

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

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition.

(in thousands)	At May 19, 2005
Cash and cash equivalents	$51,078
Investment securities available for sale	301,751
Loans	379,397
Less: allowance for loan losses	(5,281)
Net loans	374,116
Other assets	57,768
Total assets	784,713

Liabilities:
Non-interest bearing deposits	47,281
Interest-bearing deposits	403,130
FHLB advances and other borrowings	290,154
Other liabilities	6,300
Total liabilities	746,865

Net assets acquired	$37,848

Goodwill of $54.4 million was recorded in connection with the NEPF transaction. The following table provides the calculation of the goodwill:

(in thousands)
Purchase price :
Purchase price for shares exchanged for common stock	$45,465
Purchase price for shares exchanged for cash	45,452
Total purchase price	90,917
Net assets acquired:
Seller's shareholders' equity, net of intangible assets	37,848
Excess purchase price	53,069
Estimated adjustments to reflect assets acquired at fair value:
Investments (amortized over the actual life of the securities)	(77)
Loans (five year weighted average life)	(78)
Core deposit intangible (ten year amortization)	(6,626)
Premises (twenty year amortization)	2,778
Estimated adjustments to reflect liabilities acquired at fair value:
Deposits (amortized over a five year weighted average life)	938
FHLB advances (amortized over an eight year weighted average life)	3,908
Other borrowings (amortized over a two year weighted average life)	2,967
Deferred taxes	(2,441)
Goodwill impact of purchase accounting adjustments	1,369
Goodwill resulting from merger	$54,438

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Presented below is certain unaudited pro forma information for the years ended December 31, 2005 and 2004 as if NEPF and Caruso had been acquired on January 1, 2005 and 2004. These results combine the historical results of NEPF and Caruso, including the costs incurred in connection with the merger, with KNBT’s consolidated statements of income and, while certain adjustments were made for the estimated impact of purchase accounting adjustments, they are not necessarily indicative of what would have occurred had the acquisitions taken place on the indicated dates.

	Years Ended December 31,
(in thousands except per share data)	2005	2004
Interest income	$144,557	$136,237
Interest expense	64,675	50,754
Net interest income	79,882	85,484
Provision for loan losses	2,780	5,075
Non-interest income	30,873	35,930
Non-interest expense	93,414	87,438
Pro forma net income	$10,292	$22,389

Pro forma earnings per share
Basic	$0.35	0.72
Diluted	$0.35	0.71

Paragon Group

On February 28, 2006, the Bank completed the purchase of the Paragon Group, Inc. (‘Paragon”) the parent holding company for The Trust Company of Lehigh Valley (“TCLV”), a Pennsylvania-chartered non-depository bank located in Allentown, Pennsylvania. TCLV provided estate, personal trust and investment management services, estate and financial planning and employee retirement benefits administration and had approximately $400 million in assets under management. The primary reason for the acquisition was to expand KNBT’s trust and wealth management business throughout a larger segment of its market area while enhancing its earnings capacity and obtaining the benefits of the operating efficiencies of a combined, larger trust organization. Paragon and TCLV were merged into the Bank in connection with the completion of the acquisition. The results of the acquired trust operations have been included in KNBT’s results since March 1, 2006.

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

The acquisition price resulted in the recording of $1.5 million in goodwill which is the excess cost of an entity over the net of the amounts assigned to assets acquired and liabilities assumed and $2.6 million of other intangible assets. The intangible assets consist of $1.7 million for Paragon’s customer list, $610,000 for a restrictive covenant agreement with the principals of Paragon and $280,000 for employment agreements with the principals of Paragon. The amortization periods for the intangible assets are 15 years, 5 years and 2.7 years respectively. Amortization expense relating to these assets was $144,000 for the twelve months ended December 31, 2006.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

3.	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, and fair value of KNBT's investment securities held-to-maturity and available-for-sale at December 31, 2006 and 2005 are as follows:

	At December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Mortgage-backed securities	$33,532	$-	$(484)	$33,048
Total investments held to maturity	33,532	-	(484)	33,048
Available for sale:
U.S. Government and agencies	95,523	2	(949)	94,576
Asset-managed funds	5,171	-	(167)	5,004
Mortgage-backed securities	703,648	439	(15,595)	688,492
Corporate and other debt securities	68,461	277	(100)	68,638
Equity securities	2,091	79	(26)	2,144
Total investments available for sale	874,894	797	(16,837)	858,854
Total investment securities	$908,426	$797	$(17,321)	$891,902

	At December 31, 2005
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held to maturity:
U.S. Government and agencies	$472	$-	$-	$472
Obligations of states and political subdivisions	5,497	210	-	5,707
Mortgage-backed securities	41,399	-	(504)	40,895
Total investments held to maturity	47,368	210	(504)	47,074
Available for sale:
U.S. Government and agencies	158,819	203	(1,614)	157,408
Obligations of states and political subdivisions	63,181	2,015	(31)	65,165
Asset-managed funds	4,904	-	(157)	4,747
Mortgage-backed securities	819,857	490	(16,933)	803,414
Corporate and other debt securities	73,605	452	(76)	73,981
Equity securities	13,904	805	(151)	14,558
Total investments available for sale	1,134,270	3,965	(18,962)	1,119,273
Total investment securities	$1,181,638	$4,175	$(19,466)	$1,166,347

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The amortized cost and fair value of KNBT’s investment and mortgage-backed securities held-to-maturity and available-for-sale at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	At December 31, 2006
	Amortized	Fair
(in thousands)	Cost	Value
Investment securities held to maturity
Mortgage-backed securities	$33,532	$33,048
Total held to maturity	33,532	33,048

Investment securities available for sale
Due in one year or less	29,900	29,569
Due after one year through five years	17,672	17,385
Due after five years through ten years	36,359	36,132
Due after ten years	80,053	80,128
Total investment securities available for sale	163,984	163,214
Mortgage-backed securities	703,648	688,492
Asset managed funds	5,171	5,004
Equity securities	2,091	2,144
Total available for sale	874,894	858,854

Total investment securities and mortgage-backed securities	$908,426	$891,902

Gross gains of $3.1 million and losses of $173,000 were realized on sales of investment securities classified as available-for-sale during the year ended December 31, 2006. Gains on investment securities held-to-maturity totaled $256,000 during the year ended December 31, 2006. Gross gains of $1.3 million and losses of $491,000 were realized on sales of investment securities classified as available-for-sale for the year ended December 31, 2005. Gross gains of $409,000 and losses of $14,000 were realized on sales of investment securities classified as available-for-sale for the year ended December 31, 2004.

As of December 31, 2006 and 2005, FHLB securities having a book value of $364.1 million and $380.3 million, respectively, were pledged to secure public deposits, outstanding advances and for other purposes as required by law.

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2006.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agencies	$5,782	$(70)	$77,895	$(879)	$83,677	$(949)
Mortgage-backed securities	39,686	(676)	641,554	(15,403)	681,240	(16,079)
Corporate debt securities	-	-	5,554	(100)	5,554	(100)
Subtotal, debt securities	45,468	(746)	725,003	(16,382)	770,471	(17,128)
Asset managed funds	-	-	4,737	(167)	4,737	(167)
Equity securities	55	(1)	254	(25)	309	(26)
Total temporarily impaired securities	$45,523	$(747)	$729,994	$(16,574)	$775,517	$(17,321)

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less than 12 Months		12 Months or Longer		Total
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Government and agencies	$70,194	$(799)	$49,937	$(815)	$120,131	$(1,614)
Obligations of states and
political subdivisions	4,320	(21)	373	(10)	4,693	(31)
Mortgage-backed securities	509,007	(8,477)	285,517	(8,960)	794,524	(17,437)
Corporate debt securities	5,678	(76)	-	-	5,678	(76)
Subtotal, debt securities	589,199	(9,373)	335,827	(9,785)	925,026	(19,158)
Asset managed funds	-	-	4,747	(157)	4,747	(157)
Equity securities	1,990	(8)	7,947	(143)	9,937	(151)
Total temporarily impaired securities	$591,189	$(9,381)	$348,521	$(10,085)	$939,710	$(19,466)

Management has reviewed the securities listed in the above tables and believes all unrealized losses to be temporary. The unrealized losses are due primarily to changes in market interest rates and other temporary changes in market conditions. As of December 31, 2006, KNBT held 391 different securities of which 266 were in an unrealized loss position while as of December 31, 2005, 652 different securities were held of which 303 were in an unrealized loss position.

4.	LOANS

A summary of KNBT’s loans receivable is as follows:

	At December 31,
(in thousands)	2006	2005
Real estate
Residential	$492,652	$452,903
Multi-family residential	22,555	20,529
Commercial	340,850	316,820
Construction	61,288	71,631
Total real estate	917,345	861,883
Consumer loans	509,555	491,615
Commercial (non-real estate)	181,103	116,465
States and political subdivisions	13,056	12,295
Total gross loans	1,621,059	1,482,258
Mortgage loans held-for-sale	(1,994)	(556)
Deferred fees	1,101	26
Total loans	1,620,166	1,481,728
Allowance for loan losses	(17,044)	(15,964)
Total net loans	$1,603,122	$1,465,764

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The Bank makes loans to its directors and executive officers. These loans were made in the ordinary course of business and on substantially the same terms and conditions as those with other borrowers. The following is an analysis of the 2006 activity of these loans.

	For Years Ended December 31,
(in thousands)	2006	2005	2004
Balance at January 1,	$4,156	$2,105	$3,486
Changes in insider status	387	60	-
New loans	2,994	2,654	152
Repayments	(1,059)	(663)	(1,533)
Balance at December 31,	$6,478	$4,156	$2,105

KNBT’s non-performing loans are as follows:

	At December 31,
(in thousands)	2006	2005	2004
Non-accrual loans	$4,869	$6,839	$4,544
Accruing loans 90 days or more past due	1,058	2,167	511
Total non-performing loans	$5,927	$9,006	$5,055

Interest income not recognized on non-accrual loans	$459	$301	$125

KNBT’s recorded investment in impaired loans was $1.6 million at December 31, 2006, $1.8 million at December 31, 2005 and $424,000 at December 31, 2004. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $323,000 at December 31, 2006, $304,000 at December 31, 2005 and $61,000 at December 31, 2004. The average impaired loan balance for the year ended December 31, 2006 was $1.9 million, compared to $1.3 million and $446,000 for the years ended December 31, 2005 and 2004, respectively. KNBT received principal payments on impaired loans of $1.5 million in 2006, $692,000 in 2005 and $64,000 in 2004. Income on impaired loans is recognized by KNBT on a cash basis. KNBT recognized $46,000 in interest income on impaired loans in 2006, $48,000 in 2005 and did not recognized any income on impaired loans in 2004.

Activity in the allowance for loan losses is as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Allowance for loan losses, beginning of period	$15,964	$10,461	$7,910
Allowance acquired from acquisition of NEPF	-	5,281	-
Provision for loan losses	3,329	2,780	4,308
Loans charged-off	2,708	2,884	2,012
Recoveries on loans previously charged-off	459	326	255
Balance, end of year	$17,044	$15,964	$10,461

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

5.	ASSET SECURITIZATION AND CAPITALIZED SERVICING ASSETS

At December 31, 2006, 2005, and 2004, KNBT serviced loans for the benefit of others totaling $428.1 million, $415.5 million, and $321.4 million, respectively. The fair value of retained servicing rights and any other retained interests are determined based on present value of expected future cash flows associated with those interests and by reference to market prices for similar assets. An independent third party performs a quarterly market value analysis of KNBT’s mortgage servicing rights.

Activity associated with mortgage servicing rights is summarized as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Balance, beginning	$2,418	$1,438	$1,040
Acquired from NEPF	-	713	-
Amortization	(381)	(422)	(415)
Sales	338	689	813
Ending balance, net (included in other intangible assets)	$2,375	$2,418	$1,438

In 2006, KNBT securitized $25.1 million of seasoned, single-family residential mortgage loans. KNBT recognized no gain or loss on the transaction as it retained all of the resulting securities. The Company did not securitize loans in 2005 or 2004. In such transactions, loans which did not meet FHLMA’s eligibility standards at the time of origination, due to the lack of private mortgage insurance or other criteria, were able to be securitized after being in KNBT’s portfolio for certain stipulated periods of time, generally 18 to 24 months. Securitization is the process of packaging and transferring residential mortgage loans to issuers of mortgage-backed securities, such as Federal Home Loan Mortgage Association, (“FHLMA”), in return for mortgage-backed securities backed by the mortgage loans that are transferred. As there is an active market for mortgage-backed securities, they generally can be sold more readily than the underlying loans in response to changes in interest rates or other factors.

6.	PREMISES AND EQUIPMENT

KNBT’s premises and equipment are summarized as follows:

	At December 31,		Estimated
(dollars in thousands)	2006	2005	useful lives
Land	$6,593	$5,461	Indefinite
Buildings and leasehold improvements	39,701	36,188	5 - 50 years
Furniture and fixtures	28,623	26,939	3 - 10 years
Fair value adjustment	1,496	1,289	20 years
Total cost basis of premises and equipment	76,413	69,877
Less accumulated depreciation and amortization	(28,185)	(22,773)
Total premises and equipment, net	$48,228	$47,104

Construction in process totaling approximately $517,000 at December 31, 2006 is included in the balances in the above table and will not be depreciated until the property is put in service.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Depreciation expense was $5.5 million, $5.2 million and $3.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. As a result of the mergers with First Colonial and NEPF, the premises and equipment of both entities were marked to fair value, which resulted in the creation of intangible assets. Amortization of $61,000, $118,000 and $195,000 of these intangible assets was recorded for the years ended December 31, 2006, 2005 and 2004, respectively. In addition, amortization of $268,000 was recorded as part of the gain on KNBT’s sale of the Columbia County, Pennsylvania branches. The intangible asset related to the buildings acquired in these acquisitions is being amortized over a 20-year period from the date of acquisition.

7.	DEPOSITS

KNBT’s deposits are as follows:

	At December 31,
(in thousands)	2006	2005
Non-interest bearing deposits	$206,972	$194,549
Interest-bearing checking deposits	241,567	233,520
Money market deposits	532,824	264,223
Savings and club deposits	214,949	395,893
Time deposits	578,895	630,389
Time deposits of $100,000 or more	132,340	133,677
	$1,907,547	$1,852,251

Maturities of time deposits at December 31, 2006 are as follows:

(in thousands)
2007	$553,440
2008	95,156
2009	38,519
2010	18,901
2011	3,537
Thereafter	1,682
$711,235

8.	BORROWINGS

FHLB Advances

FHLB advances at December 31, 2006 and 2005 totaled $519.2 million and $705.1 million, respectively. FHLB advances are collateralized by FHLBank Pittsburgh stock and otherwise unencumbered qualified assets. The fair value of such collateral for these advances totaled approximately $1.4 billion at December 31, 2006 and $1.5 billion at December 31, 2005. Advances are made pursuant to several different credit programs offered from time to time by FHLBank Pittsburgh.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Details of KNBT’s FHLB advances are presented below:

	At or For the Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Average balance of FHLB advances outstanding	$617,555	$753,483	$425,167
Maximum amount outstanding at
any month-end during the period	$696,130	$869,585	$664,228
Balance outstanding at end of period	$516,305	$702,022	$660,674
Average interest rate during the period	3.95%	3.56%	3.37%
Weighted average interest rate at end of period	4.00%	3.64%	3.30%

The table above and the following schedule of FHLB maturities at December 31, 2006, do not include intangible assets totaling $2.9 million acquired in the NEPF acquisition.
The table below is the scheduled maturities of borrowings with the FHLB at December 31, 2006.  Amortization expense was $21,000 for the year ended December 31, 2006. Additional amortization of $226,000 was recorded as a result of KNBT’s extinguishment of debt transaction (See Note 9 to Consolidated Financial Statements).

(in thousands)	At December 31, 2006
FHLB advances due in
2007	$209,182
2008	91,449
2009	110,168
2010	21,135
2011	31,193
Thereafter	53,178
Total	$516,305

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

The details of securities sold under agreements to repurchase are as follows:

	At or For the Year Ended December 31,
(dollars in thousands)	2006	2005	2004
Average balance outstanding	$55,055	$51,011	$22,579
Maximum amount outstanding at
any month-end during the period	$73,885	$76,932	$31,076
Balance outstanding at end of period	$45,296	$76,932	$22,643
Average interest rate during the period	3.82%	3.27%	0.75%
Weighted average interest rate at
end of period	4.12%	3.94%	0.99%

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Guaranteed Preferred Beneficial Interest in KNBT’s Subordinated Debenture

As a result of the merger with First Colonial, the Company also acquired Trust I and assumed its debt. Trust I is a wholly-owned Connecticut statutory business trust subsidiary of KNBT organized for the sole purpose of issuing trust preferred securities that are fully and unconditionally guaranteed by KNBT. On June 26, 2002, First Colonial issued $15.0 million of subordinated debentures to Trust I and Trust I issued $15.0 million in pooled trust preferred securities. The subordinated debentures are the sole asset of the Trust I. The trust preferred securities are classified as long-term debt for the financial statements, but are included as Tier I capital for regulatory purposes. The interest rate on this security (8.82% at December 31, 2006) is variable, adjusting quarterly at the three-month LIBOR rate plus 345 basis points . The interest is payable quarterly. The trust preferred securities mature in June 2032, but may be redeemed in whole or in part beginning in June 2007, subject to receipt of prior regulatory approval, and may be redeemed at any time in the event that the deduction of related interest for federal income tax purposes is prohibited, treatment as Tier I capital is no longer permitted or certain other contingencies arise.

As a result of the NEPF merger, KNBT also acquired NEP Capital Trust I, a Delaware statutory business trust. In April, 2002, NEP Capital Trust I, issued $7.0 million of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $217,000 payment for the Trust's common securities, were used to acquire $7.2 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due April 22, 2032 (the "April Debentures"), which constitute the sole asset of the Trust. The interest rate on the April Debentures (9.09% at December 31, 2006) and the distribution rate on the capital securities are variable and adjust semi-annually at 370 basis points over the six-month LIBOR, with an initial rate of 6.02%. A rate cap of 11% is effective through April 11, 2007. The stated maturity of the April Debentures is April 22, 2032. In addition, the April Debentures are subject to redemption at par at the option of the Company, subject to prior regulatory approval, in whole or in part on any interest payment date after April 22, 2007.

Also acquired through the NEPF merger was NEP Capital Trust II, a Delaware statutory business trust that had issued $15.0 million in the form of floating rate capital securities through a pooled trust preferred securities offering. The proceeds from this issuance, along with the Company's $464,000 payment for the Trust's common securities, were used to acquire $15.5 million aggregate principal amount of the Company's floating rate junior subordinated deferrable interest debentures due November 7, 2032 (the "November Debentures"), which constitute the sole asset of the Trust. The interest rate on the November Debentures (8.82% at December 31, 2006) and the distribution rate on the capital securities are variable and adjust quarterly at 345 basis points over the three-month LIBOR, with an initial rate of 5.27%. A rate cap of 12.5% is effective through November 7, 2007. The stated maturity of the November Debentures is November 7, 2032. In addition, the November Debentures are subject to redemption at par at the option of the Company, subject to receipt of prior regulatory approval, in whole or in part on any interest payment date after August 7, 2007.

9.	EXTINGUISHMENT OF DEBT

In March 2006, KNBT repaid $40.0 million of reverse repurchase agreements that had been assumed as part of the NEPF acquisition and repaid a $10.0 million FHLB advance. The transactions settled at a price less than face value. The gain on the reverse repurchase agreement transaction was $965,000 and the net gain on the repayment of the FHLB advance was $214,000 which included the effect of the write off of intangibles totaling $712,000.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

10.	INCOME TAXES

The components of KNBT’s income taxes were as follows for the years ended:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Federal:
Current	$7,684	$5,927	$4,745
Deferred	1,971	2,885	(79)
Total federal income tax expense	$9,655	$8,812	$4,666
State:
Current	444	-	-
Deferred	-	344	-
Total income tax expense	$10,099	$9,156	$4,666

The reconciliation of KNBT’s expected income tax was computed at the statutory rate of 35% as follows:

	Year Ended December 31,
(in thousands)	2006	2005	2004
Expected income tax expense (benefit)	$11,796	$10,494	$7,795
Increase (decrease) resulting from:
Tax-exempt income	(2,092)	(2,793)	(3,156)
State income tax expense, net of federal tax benefits	289	223	-
Establish valuation for NOL	-	1,100	-
Other, net	106	132	27
Income tax expense (benefit)	$10,099	$9,156	$4,666

Deferred tax assets and liabilities consist of the following:

	At December 31,
(in thousands)	2006	2005
Deferred tax assets:
Accrued Pension and deferred compensation	$3,060	$2,544
Allowance for loan losses	5,965	5,587
Charitable contribution	3,284	4,427
Net operating loss carryovers	5,422	6,157
Unrealized losses on securities available-for-sale	5,614	5,099
Fair value attributable to borrowings	1,091	1,522
Investments	1,846	-
Other	129	229
Deferred tax assets	26,411	25,565
Deferred tax liabilities:
Fair value attributable to fixed assets	847	838
Core deposit intangible	5,526	6,568
Fair value attributable to loans	132	208
Tax deductible goodwill	444	202
Customer list intangible	607	19
Mortgage servicing rights	830	846
Non-compete intangible	279	-
Deferred tax liabilities	8,665	8,681
Valuation allowance	(1,100)	(1,100)
Net deferred income tax asset (liability)	$16,646	$15,784

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

On April 1, 2005, the Company completed its acquisition of Caruso, which gave rise to an aggregate of $20.2 million of tax-deductible goodwill and other identifiable intangible assets. On May 19, 2005, the Company completed its acquisition of NEPF, which included a net operating loss carryover of approximately $20.0 million. At December 31, 2006, the net operating loss carryover from the NEPF acquisition was $14.5 million, which expires in 2025. This carryover is subject to a limitation of $2.2 million under Internal Revenue Code Section 382 that stipulates that the amount of KNBT’s income that can be offset by the net operating loss carryover in any given tax year will be limited to an amount equal to the long-term tax-exempt rate as established by the Internal Revenue Service multiplied by the value of NEPF at the time of its acquisition by KNBT. The value of NEPF is the price paid by KNBT to acquire all of the stock of NEPF. The yearly limitation imposed by Section 382, based on the facts of the NEPF acquisition, is $2.2 million.

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

11.	TREASURY STOCK

On October 27, 2004, KNBT’s Board of Directors announced its first share repurchase program. Under the initial program that was completed during the third quarter of 2005, KNBT repurchased a total of 3,062,486 shares at an average price per share of $15.91.

On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares, which was completed in July 2006 at an average cost of $16.30 per share.

On June 26, 2006, the Board of Directors authorized its third share repurchase program covering up to ten percent or approximately 2,807,219 shares of the Company’s outstanding common stock. At December 31, 2006, a total of 71,559 shares had been purchased at an average cost of $15.82.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

12.	RETIREMENT PLANS

Defined Benefit Plans

KNBT participates in a multi-employer defined benefit pension plan, which covers substantially all employees with 1,000 hours of service during the plan year. Benefits are generally based on years of service and the highest average compensation of five consecutive years of employment. It is KNBT’s policy to fund the pension plan with an amount that satisfies the statutory requirements under the Employee Retirement Income Security Act. KNBT’s contributions to the multiple employee pension plan for the years ended December 31, 2006, 2005, and 2004 were approximately $484,000, $549,000, and $139,000, respectively. In October 2003, KNBT froze the future accrual of benefits under the defined benefit pension plan and ceased admission of any new participants. KNBT will continue to contribute to this plan for benefits accrued prior to October 2003.

As part of the NEPF merger, KNBT assumed the multi-employer defined benefit pension plan of NEPF. This plan covered all employees who are age 21 and have one year of service. NEPF had amended the plan and froze the benefits for current participants of the plan at such time. For the years ended December 31, 2006 and 2005, KNBT contributed approximately $363,000 and $119,000, respectively to the NEPF pension plan.

Defined Contribution Plan

KNBT also has a 401(k) plan which covers substantially all employees. Employees may elect to defer 1% to as much as 20% of their compensation per year. KNBT will match 50% of the contributions up to 6% of compensation per year. KNBT’s contributions to the 401(k) plan totaled approximately $721,000, $602,000 and $498,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

Employee Stock Ownership Plan

KNBT established an ESOP in October 2003 for all eligible employees as defined by the ESOP. KNBT accounts for its ESOP in accordance with SOP 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” The ESOP borrowed $16.1 million from KNBT that was used to purchase 949,845 shares of KNBT common stock in open market transactions at an average price of $17.01 per share.

Under SOP 93-6, unearned ESOP shares are not considered outstanding and are shown as a reduction of shareholders' equity as unearned compensation. Dividends on unallocated ESOP shares are considered to be compensation expense. KNBT will recognize compensation cost equal to the fair value of the ESOP shares during the periods in which they become committed to be released. To the extent that the fair value of KNBT’s ESOP shares differs from the cost of such shares, this differential is credited to equity. KNBT receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan extended to the ESOP by KNBT is not reported as an asset nor is the debt of the ESOP shown as a liability. Dividends on allocated shares are used to pay the ESOP debt. The ESOP compensation expense for 2006 was $741,000, which was the fair value of the shares released in 2006 as provided by SOP 93-6. The ESOP compensation expense for 2005 and 2004 was $725,000 and $798,000, respectively. Dividends of $38,000, $18,000 and $5,000 were paid in 2006, 2005 and 2004, respectively, on shares held in the ESOP. At December 31, 2006, the ESOP had a total of 949,845 shares of KNBT common stock, of which 797,319 were unallocated and 152,526 were allocated. At December 31, 2005, the ESOP had a total of 949,845 shares of KNBT common stock, of which 844,920 were unallocated and 104,925 were allocated. At December 31, 2004, ESOP had a total of 949,845 shares of KNBT stock of which 892,521 were unallocated and 57,324 were allocated. At December 31, 2006, the fair value of the unreleased ESOP shares, using the closing quoted market price of $16.73 per share at year-end, was approximately $13.3 million.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

The components of the net periodic post-retirement benefit cost are as follows:

	Year Ended December 31,
(in thousands)	2006	2005
Interest cost	$10	$10
Amortization of transition obligation	16	15
Amortization of unrecognized gain	-	-
Net periodic benefit cost	$26	$25

The assumptions used to develop the net periodic post-retirement benefit cost are as follows:

	Year Ended December 31,
	2006	2005
Discount rate	5.75%	5.75%
Medical care cost trend rate	7.00%	8.00%

The medical care cost trend used in the actuarial computation above ultimately was decreased to 7.0% in 2006 and will decrease 1% per year to an ultimate rate of 6.0% for 2008 and subsequent years.

The table of actuarially computed post-retirement plan assets and benefit obligations for KNBT is presented below.

	Year Ended December 31,
(in thousands)	2006	2005
Change in benefit obligation:
Benefit obligation assumed from merger with First Colonial	$170	$234
Service cost	-	-
Interest cost	10	10
Benefits paid	(7)	(19)
Change due to change in experience	23	(57)
Change due to change in assumptions	(115)	2
Benefits obligation at end of year	81	170

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Actual return on plan assets	-	-
Employer contribution	-	-
Benefits paid	-	-
Fair value of plan assets at end of year	-	-
Funded status	$(81)	$(170)

Unrecognized items of benefit cost:
Net transition obligation	$92	$108
Net gain	(109)	(17)
Unrecognized component of benefit cost	$(17)	$91

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

The effect of a one percentage point increase in each future year’s assumed medical care cost trend rate, holding all other assumptions constant, would increase the accumulated post-retirement benefit obligation by $4,679 and the net periodic post-retirement benefit cost by $646.00. Decreasing the assumed health care cost trend rates by one percentage point in each year would decrease the accumulated post-retirement benefit obligation by $4,320 and the net post-retirement benefit cost by $593.00.

Health care benefits are provided to certain retired employees. The cost of providing these benefits was approximately $25,896 in 2006.

Estimated Future Benefit Payments
1/1/2007 to 12/31/2007	$8,558
1/1/2008 to 12/31/2008	$8,896
1/1/2009 to 12/31/2009	$8,964
1/1/2010 to 12/31/2010	$8,902
1/1/2011 to 12/31/2011	$8,715
1/1/2012 to 12/31/2016	$37,253

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

The following table sets forth the changes in benefit obligations and plan assets of the First Colonial directors’ deferred plan.

	Year Ended December 31,
(in thousands)	2006	2005
Change in benefit obligation:
Benefit obligation assumed from merger with First Colonial	$318	$338
Service cost	-	-
Interest cost	17	19
Benefits paid	(27)	(41)
Actual gain	(3)	(2)
Change due to plan amendment	-	-
Change due to change in assumptions	-	4
Benefits obligation at end of year	305	318

Change in plan assets:
Fair value of plan assets at beginning of year	-	-
Actual return on plan assets	-	-
Employer contribution	27	41
Benefits paid	(27)	(41)
Fair value of plan assets at end of year	-	-

Funded status	$(305)	$(318)

Unrecognized items of benefit cost:
Net transition obligation	$-	$-
Net loss	37	41
Unrecognized component of benefit cost	$37	$41

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Actuarial present value of benefit obligations is as follows:

	Year Ended December 31,
(in thousands)	2006	2005
Service cost	$-	$-
Interest cost	17	19
Net amortization and
deferral of prior service costs	-	-
Amortization of net loss	1	-
Net periodic benefit cost	$18	$19
The weighted-average assumed discount rates used in determining the actuarial present value of the projected benefit obligation was 5.75% in 2006 and 5.75% in 2005. The weighted-average expected long-term rate of return on assets was 9.0% in 2006 and 9.0% for 2005.

Estimated Future Benefit Payments
1/1/2007 to 12/31/2007	$34,437
1/1/2008 to 12/31/2008	$37,475
1/1/2009 to 12/31/2009	$37,475
1/1/2010 to 12/31/2010	$37,475
1/1/2011 to 12/31/2011	$37,475
1/1/2012 to 12/31/2016	$116,030

Deferred Compensation Plans

KNBT maintains two deferred compensation plans. One of these plans was acquired through KNBT’s acquisition of First Colonial. These deferred compensation arrangements permit the directors and certain executive officers to defer director’s fees or salary, as the case may be, and other compensation at the election of the participants. Investment returns reflect the choices of the participants and the results are not guaranteed. At December 31, 2006, there were $461,000 in accumulated balances for KNBT’s directors compared to $480,000 at December 31, 2005 and $66,000 in accumulated balances for former First Colonial directors compared to $78,000 at December 31, 2005 under the acquired First Colonial plan. The aggregate accumulated balances at December 31, 2006 and 2005 were $527,000 and $558,000, respectively. The weighted-average earnings for directors participating in these plans in 2006 was 11% under the KNBT plan and 3.7% under the former First Colonial plan. The weighted-average earnings for director’s deferred accounts in 2005 were 4.8% for the KNBT plan and 2.6% for the former First Colonial plan. Deferred fees will be paid out when the participant retires or as otherwise provided by the plan agreements. Selected executive officers also were permitted to defer compensation. The KNBT plan includes all funds that were previously identified as the executive supplemental retirement plan. At December 31, 2006 and 2005, the balance accumulated for executive officers was approximately $2.7 million and $2.6 million, respectively. The weighted-average earnings on these deferred funds for executive officers was 14.2% in 2006 and 8.1% in 2005. These deferred amounts will be paid out when the executive retires or as otherwise provided by the plan agreement.

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

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

13.	STOCK OPTIONS

Stock Option Plans

KNBT maintains the 2004 Stock Option Plan (2004 Plan), as well as the stock option plans from prior acquisitions. The 2004 Plan allows KNBT to grant options up to an aggregate of 2,020,118 shares of common stock to key employees and directors. The options have a term of up to ten years when they are issued and typically vest over a five-year period, except for certain options granted to directors in 2004 and 2005 that vest over an eight-year period. The exercise price of each option is the market price of KNBT’s stock on the date of grant.

On January 1, 2006, KNBT adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment.” Statement 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Prior to January 1, 2006, KNBT accounted for stock options using APB Opinion No. 25 and included disclosures of pro forma net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been used. KNBT elected the modified prospective transition method for adopting SFAS No. 123(R) effective January 1, 2006. Under SFAS No. 123(R), all forms of share-based payments to employees, including stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The provisions apply to all awards granted after the required effective date including existing awards not vested, or which are modified, repurchased, or canceled after that date.

As of January 1, 2006, KNBT began to expense these grants as required by SFAS No. 123(R). Stock-based employee compensation cost pertaining to stock options is reflected in net income with the fair value of each option being estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates variable assumptions, which include: the expected volatility, which is based on the historical volatility of KNBT’s traded stock and peer group comparisons; the expected term calculated using the simplified method permitted by SAB No. 107, “Share-based payments”, the expected dividend yield based on historical patterns and peer group performance; and the risk free rate, based on the U.S. Treasury yield curve at the time of the grant corresponding to the expected term. KNBT used historical data to estimate option exercise and employee terminations within the valuation model. KNBT used the following assumptions:

	For the Years Ended December 31,
	2006	2005	2004
Expected dividend yield	2.50%	2.00%	2.00%
Expected volatility	22.63%	25.00%	25.00%
Range of risk-free interest rates (1)	4.31% to 4.61%	3.91% to 4.21%	3.73% to 4.21%
Range of expected option life (1)	6.5 to 7 years	7 to 9 years	7 to 10 years
Range of fair values (1)	$3.77 to $3.85	$3.99 to $4.38	$4.24 to $4.53

(1) The factors relating to these variables represent averages for grants issued during the respective years.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A summary of all of the stock option plans as of December 31, 2006, 2005 and 2004 and changes during the year are as follows:

	Year Ended
	December 31, 2006		December 31, 2005		December 31, 2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding as of beginning of year	1,796,338	$13.58	1,618,396	$13.07	789,423	$5.63
Issued	217,400	16.51	231,650	15.79	1,132,000	16.50
Exercised	(38,381)	5.38	(41,958)	5.30	(242,002)	5.66
Forfeited	(13,925)	13.08	(11,750)	16.43	(61,025)	9.81
Expired	-	-	-	-	-	-
Outstanding as of year end	1,961,432	$14.07	1,796,338	$13.58	1,618,396	$13.58

Shares exercisable as of year end	811,984	$10.79	642,538	$8.59	509,896	$5.61

The following table summarizes information concerning KNBT’s stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of	Stock Options	Weighted Average		Stock Options	Weighted Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$3.73 - $4.35	48,197	4.33	$4.20	48,197	$4.20
$4.36 - $6.37	315,425	4.97	$5.67	315,425	$5.67
$6.38 - $8.36	61,380	5.04	$6.72	61,380	$6.72
$11.35 - $16.56	1,536,430	7.70	$16.40	386,982	$16.42
	1,961,432	7.10		811,984

The aggregate intrinsic value of the options outstanding as of December 31, 2006 was $5.2 million. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between KNBT’s closing stock price on the last trading day of the year ended December 31, 2006 and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of options currently exercisable as of December 31, 2006 was $4.8 million. The weighted average remaining contractual life is 6.11 years for exercisable options at December 31, 2006. The total intrinsic value of stock options exercised during the 2006 was $348,934.

Compensation cost is generally recognized over the stated vesting period as provided in terms of the option grants. As of December 31, 2006, there was $4.1 million of unrecognized compensation cost related to unvested stock options which is expected to be recognized over a weighted-average period of approximately 2.17 years.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides for the ability to grant up to 808,047 restricted shares of KNBT’s common stock to the Company’s directors, advisory directors, officers and employees. Shares awarded to date under the MRRP are generally earned by recipients at a rate of 20% per year beginning on the first anniversary date of the grant. Certain grants made in 2006 vest 60% on the third anniversary and 20% per year thereafter. On May 6, 2004, grants covering 638,000 restricted shares were awarded. For the year ended December 31, 2005, 10,000 additional MRRP shares were awarded. Since the inception of the MRRP, awards covering 19,700 shares were forfeited and available for future grants. At December 31, 2006, there are 80,747 shares available for future grants. Except as discussed below, compensation expense for this plan is being recorded over the vesting period and is based on the market value of KNBT’s stock as of the date the awards were made. KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock in 2004 at an average price of $16.44 per share, which is treated as a reduction of additional paid-in-capital. The remaining unamortized cost of the MRRP shares acquired is $5.0 million and the amortization is reflected as a reduction in shareholders’ equity as of December 31, 2006. As part of the adoption of SFAS No. 123(R), the unrecognized compensation was reclassified as a component of additional paid-in capital. Expense under this plan for the years ended December 31, 2006, 2005 and 2004 was $2.1 million, $2.1 million, and $1.4 million, respectively.

The MRRP also provides for the ability to issue performance-based restricted share awards. Performance-based restricted grants covering 85,000 shares, subject to increase as described below, were made during the twelve months ended December 31, 2006. These shares are earned if corporate performance targets are achieved for fiscal year 2008. If the targets are achieved, on the third anniversary of the date of grant, 60% of the shares granted will be earned with the remaining 40% being earned pro rata on the fourth and fifth anniversary dates of the grant assuming the recipient remains employed by KNBT at each of such dates. Furthermore, if the Company exceeds its target goals for the fiscal year 2008, the awards will increase in the aggregate by 14,000 shares. The grants specifically exclude accelerated vesting in the event of a change in control. There was no compensation expense related to these performance-based awards for the twelve months ended December 31, 2006.

In January 2007, upon further consideration of the grants of the performance-based restricted share awards, the grantees agreed to forfeit any right to receive 40% of the shares subject to the performance-based MRRP grants made in 2006 that would vest on the fourth and fifth anniversary of the grant of such awards assuming the performance targets are met). In return for such forfeitures, each grantee agreed to receive a cash bonus in an amount equal to the fair market value of the remaining shares on the third anniversary of the grant date of the performance-based restricted stock awards. Such amount will be paid in a lump sum within five days of the third anniversary of the grant date of the performance-based restricted share awards.

14.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Estimated fair values have been determined by KNBT using what management believes to be the best available data and an estimation methodology suitable for each category of financial instruments. The estimated methodologies used, the estimated fair values, and recorded book balances at December 31, 2006 and 2005 are set forth below.

For cash and cash equivalents, the recorded book value of $60.2 million and $106.3 million are deemed to approximate fair values at December 31, 2006 and 2005, respectively.

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

	At December 31,
	2006		2005
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Investments and mortgage-backed securities	$ 892,386	$ 891,902	$ 1,166,641	$ 1,166,347
FHLBank Pittsburgh stock	30,724	30,724	40,239	40,239
Loans receivable net	1,603,122	1,582,180	1,465,764	1,453,059
Mortgage loans held-for-sale	1,994	1,994	556	556
Bank owned life insurance	78,361	78,361	75,087	75,087

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

	At December 31,
	2006			2005
(in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Time deposits	$ 711,235	$ 705,833	$ 764,066	$ 754,857
Securities sold under agreements to repurchase	45,296	45,296	76,932	76,932
Advances from the Federal Home Loan Bank	519,161	510,398	705,125	688,295

KNBT’s subordinated debt had a carrying value of $38.4 million at December 31, 2006 and $38.8 million at December 31, 2005. The interest on this debt is tied to LIBOR and changes quarterly with the exception of $7.0 million of floating rate capital securities which adjust semi-annually. The estimated fair value was $38.8 million and $38.5 million at December 31, 2006 and 2005, respectively.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

15.	FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

KNBT had the following approximate off-balance-sheet financial instruments whose contract amounts represent credit risk.

	At December 31,
(in thousands)	2006	2005
Commitments to extend credit
Lines of credit:
Commercial loans	$161,477	$141,627
Home equity secured by mortgage	128,793	90,340
Unsecured consumer including credit card	13,205	14,277
Total lines of credit	303,475	246,244
Letters of credit	33,151	31,379
Other loan commitments:
Commercial loans unsecured	17,788	14,740
Commercial loans secured	35,969	32,916
Residential mortgages	34,000	46,960
Consumer (auto, personal)	1,841	1,832
Total other loan commitments	89,598	96,448
Total commitments to extend credit	$426,224	$374,071

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

Standby letters of credit are conditional commitments issued by KNBT to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support contracts entered into by customers. Most guarantees extend for one year. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. KNBT holds collateral to support these commitments. The Bank had standby letters of credit of $33.2 million and $31.4 million at December 31, 2006 and 2005, respectively. These letters of credit expire as follows; $28.9 million in 2007 and $4.3 million in 2008 through 2010.

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

A substantial amount of KNBT’s loans are secured by real estate in its six county market in eastern Pennsylvania. Loans purchased from other financial institutions or participation interests in loans originated by other financial institutions constitute less than 1% of KNBT’s loans outstanding. Accordingly, KNBT’s primary concentration of credit risk is related to the real estate market in the six county area and the ultimate collectibility of this portion of KNBT’s loan portfolio is susceptible to, among other things, changes in economic conditions in that area.

16.	COMMITMENTS AND CONTINGENCIES

KNBT has entered into several noncancellable operating lease agreements for its branch banking facilities. KNBT is responsible for pro-rata operating expense escalations. The approximate minimum rental payments at December 31, 2006 under these leases are as follows:

(in thousands)
2007	1,639
2008	1,398
2009	1,248
2010	1,077
2011	881
Thereafter	6,010
$ 12,253

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1.8 million, $1.7 million, and $1.3 million, respectively.

In the normal course of business, the Company has been named as a defendant in various lawsuits. Although the ultimate outcome of these suits cannot be ascertained at this time, it is the opinion of management that the resolution of such suits will not have a material adverse effect on the financial position or results of operations of the Company.

The Company has a contingency of $5.3 million relating to the acquisition of Caruso which is payable over the next two years subject to Caruso achieving certain profitability levels.

17.	REGULATORY MATTERS

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

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

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

Quantitative measures established by regulations to ensure capital adequacy require KNBT and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). As of December 31, 2006, KNBT and the Bank met all applicable regulatory capital adequacy requirements.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “adequately capitalized” the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed in the institution’s category.

The following table provides KNBT’s and the Bank’s capital amounts, risk-based capital ratios and leverage ratios at the dates indicated.

	At December 31, 2006
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To risk-weighted assets)
Company (consolidated)	$288,207	14.83%	$ 155,432	8.00%	N/A	N/A
Bank	$256,766	13.23%	$ 155,320	8.00%	$194,151	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$271,163	13.96%	$ 77,716	4.00%	N/A	N/A
Bank	$239,722	12.35%	$ 77,660	4.00%	$116,490	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$271,163	9.77%	$ 111,068	4.00%	N/A	N/A
Bank	$239,722	8.55%	$ 112,157	4.00%	$140,196	5.00%

	At December 31, 2005
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To risk-weighted assets)
Company (consolidated)	$ 312,731	16.95%	$ 147,617	8.00%	N/A	N/A
Bank	$ 281,866	15.16%	$ 148,727	8.00%	$ 185,908	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$ 296,543	16.07%	$ 73,809	4.00%	N/A	N/A
Bank	$ 265,902	14.30%	$ 74,363	4.00%	$ 111,545	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$ 296,543	9.84%	$ 120,599	4.00%	N/A	N/A
Bank	$ 265,902	8.80%	$ 120,895	4.00%	$ 151,119	5.00%

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

18.	SALE OF BRANCHES

On December 15, 2006, KNBT sold two branches located in Columbia County, Pennsylvania to First Columbia Bank & Trust Co. The sale of these branches will enable KNBT to focus on further expansion and penetration of the Luzerne County, Pennsylvania market. The loans that were sold and the deposits that were assumed of the Columbia County branches totaled approximately $13.0 million and $34.4 million, respectively. Also, at December 31, 2006, property and fixed assets, net of accumulated depreciation and intangible assets that totaled approximately $945,000 were sold. KNBT recorded a pre-tax gain of $3.5 million on the branch sale transaction.

19.	QUARTERLY FINANCIAL DATA (Unaudited)

The following represents summarized quarterly financial data of KNBT, which, in the opinion of management, reflects all adjustments (comprising only normal recurring accruals) necessary for a fair presentation.

	Three Months Ended
(in thousands except per share data)	Dec. 31	Sept. 30	June 30	March 31
2006
Interest income	$37,719	$37,769	$36,661	$36,272
Interest expense	20,087	19,794	18,140	17,536
Net interest income	17,632	17,975	18,521	18,736
Provision for loan losses	1,014	365	1,200	750
Non-interest income	12,369	10,173	10,449	9,080
Non-interest expense	19,787	19,203	19,400	19,514
Income before income taxes	9,200	8,580	8,370	7,552
Net income	6,306	5,911	5,906	5,480

Per Common Share Data
Weighted average common shares- diluted	26,578,083	26,540,660	27,805,107	28,425,764
Weighted average common shares- basic	26,303,917	26,355,973	27,381,824	28,045,012
Net income per share- diluted	$0.24	$0.22	$0.21	$0.19
Net income per share- basic	$0.24	$0.22	$0.22	$0.20

2005
Interest income	$37,129	$36,444	$31,611	$26,966
Interest expense	17,959	16,282	13,551	10,827
Net interest income	19,170	20,162	18,060	16,139
Provision for loan losses	852	660	534	734
Non-interest income	7,666	7,762	6,556	4,442
Non-interest expense	18,422	18,378	16,970	13,425
Income before income taxes	7,562	8,886	7,112	6,422
Net income	5,451	5,307	5,238	4,830

Per Common Share Data
Weighted average common shares- diluted	29,635,769	29,734,426	29,630,725	28,537,778
Weighted average common shares- basic	28,927,609	29,681,764	29,358,352	28,226,035
Net income per share- diluted	$0.19	$0.18	$0.18	$0.17
Net income per share- basic	$0.19	$0.18	$0.18	$0.17

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

20.	KNBT BANCORP, INC.
(PARENT COMPANY ONLY)

CONDENSED BALANCE SHEET	At December 31,
(dollars in thousands)	2006	2005
Assets
Cash and due from banks	$-	$-
Interest-bearing deposits with banks	3,681	5,213
Total cash and cash equivalents	3,681	5,213
Investments available for sale	72	68
Loans receivable	14,327	14,917
Investment in banking subsidiary	360,998	381,993
Investment in other subsidiaries	92,567	92,034
Goodwill	642	642
Other assets	31,986	23,034
Total assets	$504,273	$517,901

Liabilities
Subordinated debentures	38,406	38,872
Due to subsidiaries	108,690	101,155
Other liabilities	1,151	1,322
Total liabilities	148,247	141,349
Shareholders' equity	356,026	376,552
Total liability and shareholders' equity	$504,273	$517,901

CONDENSED STATEMENT OF OPERATIONS	For the Year ended December 31,
(in thousands)	2006	2005	2004
Income
Interest on deposits with banks	$20	$15	$101
Interest on investment securities	1	-	-
Interest on ESOP loan	332	401	507
Statutory trust income	40	32	23
Equity in net earnings of subsidiaries	28,068	23,807	18,812
Other income	26	53	5
Total income	28,487	24,308	19,448

Expenses
Interest on long-term ESOP debt	-	-	172
Interest on Subordinated Debt	2,790	1,802	775
Other expense	4,502	3,290	2,340
Total expense	7,292	5,092	3,287

Income before income tax benefit
and equity in undistributed net earnings of subsidiaries	21,195	19,216	16,161
Income tax benefit	(2,408)	(1,610)	(1,445)
Net income	$23,603	$20,826	$17,606

KNBT BANCORP, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

CONDENSED STATEMENT OF CASH FLOWS	For the Years Ended December 31,
(in thousands)	2006	2005	2004
Operating activities
Net income	$23,603	$20,826	$17,606
Adjustments to reconcile net income to
net cash provided by (used in) operating activities
Net earnings of subsidiaries	(28,068)	(23,807)	(18,812)
Changes in assets and liabilities
Decrease (increase) in other assets	(9,420)	(16,274)	678
Increase (decrease) in other liabilities	(171)	(6,485)	17,360
Compensation expense stock option plan	1,120	21	16
ESOP expense	741	725	795
Management Recognition and Retention Plan expense	2,135	2,128	1,404
Net cash provided by (used in) operating activities	(10,060)	(22,866)	19,047

Investing activities
Capital distribution from subsidiaries	48,000	35,000	-
Proceeds from repayment of ESOP loan	590	566	437
Cash paid to acquire businesses	-	(45,452)	-
Investment in subsidiaries	-	9,251	(85,650)
Net cash provided by (used in) investing activities	48,590	(635)	(85,213)

Financing activities
Borrowings from subsidiary	7,535	85,700	-
Proceeds from the exercise of stock options	206	223	1,288
Dividend payments on common stock	(8,555)	(7,103)	(4,428)
Purchase of treasury stock	(39,248)	(50,820)	(11,179)
Purchase of MRRP stock	-	-	(13,281)
Net cash provided by (used in) financing activities	(40,062)	28,000	(27,600)

Increase (decrease) in cash and cash equivalents	(1,532)	4,499	(93,766)
Cash and cash equivalents, January 1	5,213	714	94,480
Cash and cash equivalents, December 31	$3,681	$5,213	$714

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

KNBT’s management assessed the effectiveness of its internal control over financial reporting as of December 31, 2006. In making this assessment, KNBT’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

As of December 31, 2006, based on management’s assessment, it was concluded that KNBT’s internal control over financial reporting was effective. KNBT’s independent registered public accounting firm, Grant Thornton LLP, has issued a report on management’s assessment of the Company’s internal control over financial reporting which follows this report of management.

Report of Independent Registered Public Accounting Firm

Board of Directors
KNBT Bancorp, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that KNBT Bancorp, Inc. (a Pennsylvania corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). KNBT Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that KNBT Bancorp, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, KNBT Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of KNBT Bancorp, Inc. and its subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 9, 2007 expressed an unqualified opinion on those financial statements.

/s/ Grant Thornton LLP
Philadelphia, Pennsylvania
March 9, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by Item 10 of Form 10-K with respect to directors and executive officers is incorporated by reference from the section captioned “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in KNBT’s definitive proxy statement for the annual meeting of shareholders to be held on May 3, 2007, (the “Proxy Statement”) to be filed with the Securities and Exchange Commission prior to April 30, 2007.

In addition, information regarding the compliance by directors and executive officers with the reporting requirements of the Securities and Exchange Act of 1934 is incorporated by reference to “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management - Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

KNBT has adopted a Code of Conduct and Ethics that applies to its principal executive officer, principal financial officer and principal accounting officer as well as other officers and employees of KNBT and the Bank. A copy of the Code of Conduct and Ethics may be found on KNBT’s website at www.KNBT.com.

Item 11.	Executive Compensation

The information required by Item 11 of Form 10-K is incorporated by reference from the sections captioned “Management Compensation” and “Report of the Executive Compensation Committee of KNBT” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Form 10-K is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2004 Stock Option Plan and 2004 Recognition and Retention Plan, both of which were approved by our stockholders.

The table does not include information with respect to shares of common stock subject to outstanding options granted under equity compensation plans assumed by us in connection with the acquisition of First Colonial, which originally granted these options. Note 2 to the table sets forth the total number of shares of common stock issuable upon the exercise of assumed options as of December 31, 2006 and the weighted average exercise price of those options. No additional options may be granted under those assumed plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (2)	2,012,660 (1)	$16.40 (1) (3)	564,365
Equity compensation plans not approved by security holders	--	--	--
Total	2,012,660	$16.40	564,365
___________________
(1)	Includes shares subject to restricted stock grants which were not vested as of December 31, 2006. The weighted-average exercise price excludes such restricted stock grants.
(2)
The table does not include information for equity compensation plans assumed by us in connection with the acquisition of First Colonial which originally established those plans. As of December 31, 2006, a total of 425,002 shares of Common Stock were issuable upon exercise of outstanding options under those assumed plans and the weighted average exercise price of those outstanding options was $5.64 per share. No additional options may be granted under any assumed plans.

(3)	Includes 80,747 shares which may be granted in connection with restricted stock awards pursuant to the 2004 Recognition and Retention Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Form 10-K is incorporated by reference from the section captioned “Management Compensation - Indebtedness of Management and Related Party Transactions” and “Information with Respect to Nominees for Director, Continuing Directors and Executive Officers” in the Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by Item 14 of Form 10-K is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(1)	Financial Statements

The following financial statements of the registrant and its subsidiaries are filed as part of this document under “Item 8. Financial Statements and Supplementary Data,” and are incorporated herein by reference:

•	Consolidated Balance Sheets for the years ended December 31, 2006 and 2005;

•	Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statement of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004;

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004;

•	Notes to Consolidated Financial Statements; and

•	Report of Independent Registered Public Accounting Firm

(2)	Exhibits

Exhibit No.	Description	Location

3.1	Articles of Incorporation of KNBT Bancorp, Inc.	(1)

3.2	Amended and Restated Bylaws of KNBT Bancorp, Inc.	(2)

4.0	Form of Stock Certificate of KNBT Bancorp, Inc.	(1)

10.1	Amended and Restated Employment Agreement between Keystone Nazareth Bank & Trust Company, KNBT Bancorp, Inc. and Scott V. Fainor	(3)

10.2	Amended and Restated Employment Agreement between Keystone Nazareth Bank & Trust Company, KNBT Bancorp, Inc. and Eugene T. Sobol	(3)

10.3	Employment Agreement between Keystone Nazareth Bank & Trust Company, KNBT Bancorp, Inc. and Sandra L. Bodnyk	(3)

10.4	Keystone Savings Bank Supplemental Executive Retirement Plan	(1)

10.5	Keystone Savings Bank Trustee and Executive Deferred Compensation Program	(4)

10.6	First Colonial Group, Inc. 1994 Stock Option Plan for Non-Employee Directors	(5)

10.7	First Colonial Group, Inc. 1996 Employee Stock Option Plan	(6)

10.8	First Colonial Group, Inc. 2001 Stock Option Plan	(7)

10.9	Nazareth National Bank Directors' Deferred Compensation Plan #2	(4)

10.10	KNBT Bancorp, Inc. 2004 Stock Option Plan	(8)

10.11	KNBT Bancorp, Inc. 2004 Recognition and Retention Plan and Trust Agreement	(8)

10.12	Termination and Release Agreement, dated December 8, 2004, by and among KNBT, Northeast Pennsylvania Financial Corp., First Federal Bank and Thomas L. Kennedy	(9)

10.13	Amended and Restated KNBT Executive Annual Incentive Plan	(10)

10.14	Form of Executive Annual Incentive Plan Agreement	(10)

10.15	2006 Executive Annual Incentive Plan Targets for the Chief Executive Officer and Chief Financial Officer.	(11)

10.16	2006 Executive Annual Incentive Plan targets for other named executive officers.	(12)

10.17	First Federal Bank Supplemental Executive Retirement Plan	(13)

10.18	Keystone Nazareth Bank & Trust Severance Benefits Plan	(14)

10.19
Form of Agreement with respect to forfeitures of shares covered by performance-based restricted stock award between KNBT Bancorp, Inc. and Scott V. Fainor, Eugene T. Sobol, Sandra L. Bodnyk, Debroah R. Goldsmith, John T. Andreacio, David B. Kennedy and Carl F. Kovacs
		Filed herewith

10.20	2007 Executive Annual Incentive Plan Targets	Filed herewith

10.21	Employment Agreement between Keystone Nazareth Bank & Trust Company and G. Allen Weiss	(15)

10.22	Form of 2006 Executive Annual Incentive Plan Agreement	(15)

10.23	Form of 2006 Performance Share Award Agreement pursuant to the 2004 Recognition and Retention Plan	(15)

21.0	Subsidiaries of the Registrant - Reference is made to "Item 1. Business" for the required information

23.0	Consent of Grant Thornton LLP	Filed herewith

31.1	Rule 13a-14(a) Certification of the Chief Executive Officer	Filed herewith

31.2	Rule 13a-14(a) Certification of the Chief Financial Officer	Filed herewith

32.0	Section 1350 Certifications	Filed herewith
____________
(1)	Incorporated by reference from KNBT's Registration Statement on Form S-1 filed on June 6, 2003, as amended, and declared effective on August 12, 2003 (Registration No. 333-105899).
(2)
(2)Incorporated by reference from KNBT’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 16, 2005 (File No. 000-50426).

(3)	Incorporated by reference from KNBT’s Current Report on Form 8-K dated as of December 28, 2006 and filed with the Securities and Exchange Commission on January 5, 2007 (File No. 000-50426).
(4)	Incorporated by reference from KNBT's Annual Report on Form 10-K, for the fiscal year ended December 31, 2003 filed on March 26, 2004 (File No. 000-50426).
(5)	Incorporated by reference from First Colonial's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994 (File No. 000-11526).
(6)	Incorporated by reference from First Colonial's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1995 (File No. 000-11526).
(7)	Incorporated by reference from First Colonial's quarterly report on Form 10-Q, for the quarter ended June 30, 2001 (File No. 000-11526).
(8)	Incorporated by reference from KNBT’s Definitive Schedule 14A filed on April 2, 2004 with the Securities and Exchange Commission (File No. 000-50426).
(9)
Incorporated by reference from Exhibit 10.2 of the amended Current Report on Form 8-K/A dated as of December 8, 2004 and filed by Northeast Pennsylvania Financial Corp. with the Securities and Exchange Commission on December 16, 2004 (File No. 0-49952).

(10)	Incorporated by reference from the Current Report on Form 8-K dated as of September 26, 2005 and filed by KNBT with the Securities and Exchange Commission on September 29, 2005 (File No. 000-50426)
(11)	Incorporated by reference from the Current Report on Form 8-K dated as of January 23, 2006 and filed by KNBT with the Securities and Exchange Commission on January 27, 2006 (File No. 000-50426)
(12)	Incorporated by reference from the Current Report on Form 8-K dated as of May 4, 2006 and filed by KNBT with the Securities and Exchange Commission on May 23, 2006 (File No. 000-50426).
(13)	Incorporated by reference from Northeast Pennsylvania Financial Corp. Annual Report on Form 10-K for the fiscal year ended September 30, 2003 (File No. 000-49952).
(14)	Incorporated by reference from KNBT’s Current Report on Form 8-K dated as of December 18, 2006 and filed by KNBT with the Securities and Exchange Commission on December 22, 2006 (File No. 000-50426).
(15)
Incorporated by reference from KNBT’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on November 9, 2006 (File No. 000-50426).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNBT BANCORP, INC.

Date: March 16, 2007	/s/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities as of March 1, 2006.

By:	/s/ Jeffrey P. Feather	/s/ R. Chadwick Paul, Jr.
	JEFFREY P. FEATHER Chairman of the Board and Director March 16, 2007	R. CHADWICK PAUL, JR. Director March 16, 2007

By:	/s/ Scott V. Fainor	/s/ Charles J. Peischl, Esquire
	SCOTT V. FAINOR President, Chief Executive Officer and Director (Principal Executive Officer) March 16, 2007	CHARLES J. PEISCHL, ESQUIRE Director March 16, 2007

By:	/s/ Eugene T. Sobol	/s/ Kenneth R. Smith
	EUGENE T. SOBOL Sr. Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer) March 16, 2007	KENNETH R. SMITH Director March 16, 2007

By:	/s/ Michael J. Gausling	/s/ R. Charles Stehly
	MICHAEL J. GAUSLING Director March 16, 2007	R. CHARLES STEHLY Director March 16, 2007

By:	/s/ Donna D. Holton	/s/ Richard Stevens, III
	DONNA D. HOLTON Director March 16, 2007	RICHARD STEVENS, III Director March 16, 2007

By:	/s/ Thomas L. Kennedy	/s/ Maria Z. Thulin
	THOMAS L. KENNEDY Director March 16, 2007	MARIA Z. THULIN Director March 16, 2007

By:	/s/ Christian F. Martin, IV
CHRISTIAN F. MARTIN, IV Director March 16, 2007