Form 10-Q
period 2007-05-10
KNBT BANCORP INC
filed 2007-05-10
CIK 1236964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q
____________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-50426

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	38-3681905
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Highland Avenue, Bethlehem, PA	18017
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 610-861-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. YES ☐NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: As of  April 30, 2007, 27,585,177 shares of the Registrant’s common stock were outstanding.

KNBT BANCORP, INC. AND SUBSIDIARIES

PART I.

Item 1. Financial Statements
KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(dollars in thousands, except share data)	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$49,396	$53,202
Interest-bearing deposits with banks	1,984	2,171
Federal funds sold	38,250	4,800
Cash and cash equivalents	89,630	60,173
Investment securities available-for-sale	741,291	858,854
Investment securities held to maturity
(Fair value of $32,162 at March 31, 2007 and $33,048 December 31, 2006)	32,452	33,532
FHLBank Pittsburgh stock	27,996	30,724
Mortgage loans held-for-sale	605	1,994
Loans	1,721,439	1,620,166
Less: Allowance for loan losses	(16,667)	(17,044)
Net loans	1,704,772	1,603,122
Bank owned life insurance	79,222	78,361
Premises and equipment, net	47,992	48,228
Accrued interest receivable	9,777	10,293
Goodwill	106,996	105,854
Other intangible assets, net	28,377	29,387
Other assets	37,719	38,305
TOTAL ASSETS	$2,906,829	$2,898,827
LIABILITIES
Non-interest-bearing deposits	$200,350	$206,972
Interest-bearing deposits	1,739,775	1,700,575
Total deposits	1,940,125	1,907,547
Securities sold under agreements to repurchase	78,103	45,296
Advances from the FHLBank of Pittstburgh	457,992	519,161
Subordinated debt	38,286	38,406
Accrued interest payable	10,867	11,924
Other liabilities	19,854	20,467
TOTAL LIABILITIES	2,545,227	2,542,801
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share; authorized 20,000,000 shares, none issued	-	-
Common stock, par value $0.01 a share; authorized 100,000,000 shares, 33,964,352 and
33,963,910 shares issued at March 31, 2007 and December 31, 2006 , respectively	330	330
Additional paid-in capital	339,204	338,406
Retained earnings, substantially restricted	145,854	142,519
Treasury stock, at cost; 6,333,734 and 6,285,342 shares at
March 31, 2007 and December 31, 2006, respectively	(101,963)	(101,247)
Unallocated common stock held by Employee Stock Ownership Plan	(13,354)	(13,556)
Accumulated other comprehensive loss, net	(8,469)	(10,426)
TOTAL SHAREHOLDERS' EQUITY	361,602	356,026

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,906,829	$2,898,827

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,

(dollars in thousands, except per share data)	2007	2006
	(unaudited)
INTEREST INCOME
Loans, including fees	$26,139	$22,599
Investment securities:
Taxable	10,822	12,670
Tax-exempt	-	777
Other interest	81	225
Total interest income	37,042	36,271
INTEREST EXPENSE
Deposits	13,397	9,789
Securities sold under agreements to repurchase	596	595
Advances from FHLBank Pittsburgh	5,037	6,514
Subordinated debt	711	638
Total interest expense	19,741	17,536
NET INTEREST INCOME	17,301	18,735
Provision for loan losses	-	750
Net interest income after provision for loan losses	17,301	17,985
NON-INTEREST INCOME
Trust revenue	1,434	1,063
Brokerage services revenue	941	857
Benefit services revenue	1,478	1,277
Insurance services revenue	811	648
Deposit service charges	1,607	1,400
Lending fees	312	270
Check card/ATM card fees	859	786
Bank owned life insurance	861	774
Net gain on sale of investment securities	536	138
Net gain on sale of residential mortgage loans	118	48
Net loss on sale of other assets	(10)	-
Net loss on sale of other real estate owned	-	(7)
Net gain on extinguishment of debt	-	1,179
Other non-interest operating income	756	648
Total non-interest income	9,703	9,081
NON-INTEREST EXPENSE
Compensation and employee benefits	11,214	10,674
Net occupancy and equipment expense	2,977	3,264
Professional fees	518	762
Advertising	252	414
Data processing	657	613
Telecommunication	344	344
Office supplies and postage	499	587
Amortization of mortgage servicing rights	90	100
Amortization of intangible assets	963	892
Other operating expenses	1,461	1,864
Total non-interest expense	18,975	19,514

Income before income taxes	8,029	7,552
Income tax expense	2,543	2,072
NET INCOME	$5,486	$5,480

PER SHARE DATA
Net income- basic	$0.21	$0.20
Net income- diluted	$0.21	$0.19
Cash dividends per common share	$0.08	$0.07

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Three Months Ended March 31,
(dollars in thousands, except share data)	2007	2006
	(unaudited)
Common stock number of shares
Beginning balance	33,166,591	33,080,609
Allocated Employee Stock Ownership Plan shares	11,900	11,900
Shares issued upon exercise of stock options	442	740
Ending balance	33,178,933	33,093,249

Treasury stock number of shares
Beginning balance	(6,285,342)	(3,861,000)
Repurchase of common stock	(48,392)	(937,900)
Ending balance	(6,333,734)	(4,798,900)

Common stock value
Beginning balance	$330	$330
Shares issued upon exercise of stock options	-	-
Ending balance	330	330

Additional paid in capital
Beginning balance	338,406	342,144
Reclass of unearned compensation upon adoption of SFAS 123R	-	(7,130)
Unallocated Employee Stock Ownership Plan shares	(27)	(17)
Shares issued upon exercise of stock options	2	5
Share-based compensation expense	302	277
Amortization of compensation related to the Management Recognition and Retention Plan	521	533
Ending balance	339,204	335,812

Retained earnings, substantially restricted
Beginning balance	142,519	127,471
Net income	5,486	5,480
Cash dividends paid	(2,151)	(2,006)
Ending balance	145,854	130,945

Unallocated common stock held by the Employee Stock Ownership Plan
Beginning balance	(13,556)	(14,366)
Allocation of Employee Stock Ownership Plan stock	202	202
Ending balance	(13,354)	(14,164)

Unearned common stock held by the Management Recognition and Retention Plan
Beginning balance	-	(7,130)
Reclass of unearned compensation upon adoption of SFAS 123R	-	7,130
Ending balance	-	-

Accumulated other comprehensive income (loss)
Beginning balance	(10,426)	(9,898)
Other comprehensive income (loss) net of taxes and reclassification adjustments	1,957	(6,007)
Ending balance	(8,469)	(15,905)

Treasury stock
Beginning balance	(101,247)	(61,999)
Repurchase of common stock	(716)	(15,246)
Ending balance	(101,963)	(77,245)

Total Shareholders' Equity	$361,602	$359,773

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
(dollars in thousands)	2007	2006
	(unaudited)
OPERATING ACTIVITIES:
Net income	$5,486	$5,480
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	-	750
Depreciation and amortization	2,244	2,277
Compensation expense, stock option plan	302	277
Management Recognition and Retention Plan expense	521	533
ESOP expense	175	185
Amortization and accretion of securities premiums and discounts, net	(83)	(40)
Loss on sale of other real estate owned	-	7
Gain on sales of investment securities, net	(536)	(138)
Loss on sale of other assets	10	-
Gain on sale of mortgage loans	(118)	(48)
Gain on extinguishment of debt	-	(1,179)
Mortgage loans originated for sale	(8,912)	(5,138)
Mortgage loan sales	10,419	5,742
Changes in assets and liabilities:
Increase in bank owned life insurance	(861)	(774)
Decrease in accrued interest receivable	516	294
Increase in other assets	(950)	(2,051)
Decrease in other liabilities and accrued interest payable	(2,570)	(556)
Net cash provided by operating activities	5,643	5,621
INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available-for-sale	34,251	44,555
Proceeds from calls and maturities of securities held-to-maturity	1,096	2,356
Proceeds from sales of securities available-for-sale	87,667	9,940
Purchase of securities available-for-sale	(741)	(5,712)
Purchase of FHLBank Pittsburgh stock	-	(342)
Redemption of FHLBank Pittsburgh stock	2,728	4,172
Net increase in loans	(101,650)	(9,144)
Cash paid for acquisitions	-	(5,300)
Cash and cash equivalents obtained through acquisitions	-	1,249
Purchase of premises and equipment	(1,112)	(1,041)
Proceeds from the sale of other assets	185	527
Proceeds from the sale of other real estate owned	-	58
Net cash provided by investing activities	22,424	41,318
FINANCING ACTIVITIES:
Net increase in deposits	32,578	23,108
Net increase in repurchase agreements	32,807	45
Payment on extinguishment of debt, net	-	(49,595)
Proceeds from long-term debt	-	38,000
Payments on long-term debt	(61,130)	(74,054)
Purchase of treasury stock	(716)	(15,246)
Proceeds from the exercise of stock options	2	5
Cash dividends paid	(2,151)	(2,006)
Net cash provided by (used in) financing activities	1,390	(79,743)
Increase (decrease) in cash and cash equivalents	29,457	(32,804)
Cash and cash equivalents January 1,	60,173	106,259
Cash and cash equivalents March 31,	$89,630	$73,455

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$2,500	$-
Interest on deposits, advances and other borrowed money	$20,798	$16,285
Supplemental disclosure of non-cash investing activities
Reclassification of loans receivable to other real estate owned	$9	$130

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

KNBT Bancorp, Inc. (“KNBT” or the “Company”) is a Pennsylvania corporation headquartered in Bethlehem, Pennsylvania. The Company is the registered bank holding company for Keystone Nazareth Bank & Trust Company (the “Bank”), a Pennsylvania-chartered savings bank.

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles used in the United States (“GAAP”). However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the Company for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

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

In addition to the Bank, KNBT’s subsidiaries include KNBT Inv. I and KNBT Inv. II, and the Bank’s wholly owned subsidiaries KLVI, Inc., KLV, Inc., KNBT Settlement Services, LLC, Caruso Benefits Group, Inc. (“Caruso”), Higgins Insurance Associates, Inc. (“Higgins”), and KNBT Securities, Inc.

NOTE B	ACQUISITIONS

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

Under the terms of the definitive merger agreement, the Bank acquired all of the capital stock of Paragon for a purchase price of $5.3 million in cash of which $4.3 million was paid at time of closing and $1.0 million was held in escrow. As a result of satisfaction of certain conditions set forth in the merger agreement, 50% of the escrow including interest earned was disbursed on February 28, 2007. Assuming the remaining conditions are met, the balance will be paid upon the eighteenth-month anniversary of the completion of the acquisition of Paragon.

The acquisition price resulted in the recording of $2.6 million in goodwill, which is the excess cost of the entity over the net of the amounts assigned to assets acquired and liabilities assumed and $2.6 million of other intangible assets. The intangible assets consist of $1.7 million for Paragon’s customer list, $610,000 for a restrictive covenant agreement with the principals of Paragon and $280,000 for employment agreements with the principals of Paragon. The amortization periods for the intangible assets are 15 years, 5 years and 2.7 years, respectively. Amortization expense relating to these assets was $91,000 and $14,000 the three months ended March 31, 2007 and 2006, respectively.

Caruso Benefits Group, Inc.

On April 1, 2005, the Bank acquired Caruso, a benefits management firm based in Bethlehem, Pennsylvania. Caruso specializes in benefits management with an emphasis on group medical, life and disability. Caruso’s results of operations have been included in KNBT’s results since the date of acquisition. Caruso operates as a wholly owned subsidiary of the Bank.

Under the terms of the stock purchase agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28.0 million in cash of which $20.0 million was paid at the time of closing and $8.0 million will be payable over a three-year period, subject to Caruso maintaining certain levels of profitability. KNBT paid $2.7 million to Caruso during the second quarter of 2006 that represented the aggregate obligation through September 30, 2006. The payment was made pursuant to the terms of the stock purchase agreement relating to the purchase price contingency.

The acquisition resulted in the recording of approximately $13.1 million of goodwill. KNBT also recorded an identifiable intangible asset for Caruso’s customer list of $9.9 million that is being amortized on a straight line basis over 15 years. The expense related to the amortization of the identifiable intangible asset arising from the Caruso acquisition totaled $165,000 during each of the three-month periods ended March 31, 2007 and 2006.

Additional information and disclosures concerning the Paragon and Caruso acquisitions can be found in the Company’s Form 10-K for the year ended December 31, 2006.

NOTE C	EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of SFAS No. 128, “Earnings Per Share” (SFAS No. 128). Basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 were calculated as follows:

	For the Three Months Ended March 31,
	2007			2006
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount
Basic earnings per share
Income available to common shareholders	$5,486	26,311,289	$0.21	$5,480	28,045,012	$0.20
Effect of dilutive securities
Stock options		162,291	-		148,669	-
Management Recognition and Retention Plan shares		112,467	-		232,053	-
Total effect of dilutive securities		274,758	-		380,722	(0.01)
Diluted earnings per share			-			-
Income available to common shareholders
plus assumed exercise of options	$5,486	26,586,047	$0.21	$5,480	28,425,734	$0.19

KNBT had outstanding stock options for the three months ended March 31, 2007 to purchase 1,649,536 shares of common stock with exercise prices ranging from $15.82 to $16.56 per share. These options were not included in the computation of diluted earnings per share because the option exercise price was greater than the average market price. At March 31, 2006, KNBT had options to purchase 1,242,392 shares at $16.50 to $16.56 per share that were anti-dilutive.

Common stock outstanding for the purpose of calculating basic earnings per share does not include 785,419 and 833,020 unallocated shares held by the Employee Stock Ownership Pan (“ESOP”) at March 31, 2007 and March 31, 2006, respectively. The exclusion of these unallocated shares held by the ESOP is in accordance with the provisions of Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

Unearned and uncommitted shares of common stock held in the Management Recognition and Retention Plan (“MRRP”) are not considered to be outstanding for basic earnings per share calculations. At March 31, 2007, unearned MRRP shares totaled 511,300 and uncommitted MRRP shares totaled 45,747. At March 31, 2006, unearned MRRP shares totaled 505,600 and uncommitted MRRP shares totaled 176,547.

NOTE D	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT’s investment securities held-to-maturity and available-for-sale at March 31, 2007 (unaudited) and December 31, 2006 are as follows:

	At March 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Mortgage-backed securities	$32,452	$-	$(290)	$32,162
Total investments held to maturity	32,452	-	(290)	32,162
Available for sale:
U.S. Government and agencies	64,401	-	(489)	63,912
Asset-managed funds	4,960	-	(162)	4,798
Mortgage-backed securities	655,972	184	(12,332)	643,824
Corporate and other debt securities	26,746	85	(296)	26,535
Equity securities	2,241	52	(71)	2,222
Total investments available for sale	754,320	321	(13,350)	741,291
Total investment securities	$786,772	$321	$(13,640)	$773,453
	At December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Mortgage-backed securities	$33,532	$-	$(484)	$33,048
Total investments held to maturity	33,532	-	(484)	33,048
Available for sale:
U.S. Government and agencies	95,523	2	(949)	94,576
Asset-managed funds	5,171	-	(167)	5,004
Mortgage-backed securities	703,648	439	(15,595)	688,492
Corporate and other debt securities	68,461	277	(100)	68,638
Equity securities	2,091	79	(26)	2,144
Total investments available for sale	874,894	797	(16,837)	858,854
Total investment securities	$908,426	$797	$(17,321)	$891,902

Unrealized losses are due primarily to changes in market interest rates and other temporary changes in market conditions. Management has reviewed the securities listed in the above tables and believes all unrealized losses to be temporary.

NOTE E	STOCK BASED COMPENSATION

Stock Option Plans

KNBT maintains the 2004 Stock Option Plan (“2004 Plan”), as well as the stock option plans from prior acquisitions. The 2004 Plan allows KNBT to grant options covering up to an aggregate of 2,020,118 shares of common stock to key employees and directors. The options have a term of up to ten years when they are issued and typically vest over a five-year period, except for some options granted to directors that vest over an eight-year period. The exercise price of each option is the market price of KNBT’s stock on the date of grant.

On January 1, 2006, KNBT adopted SFAS No. 123(R) (revised 2004), “Share-Based Payment”. Statement 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS No. 123(R) established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. Prior to January 1, 2006, KNBT accounted for stock options using APB Opinion No. 25 and included disclosures of pro forma net income and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been used. KNBT elected the modified prospective transition method for adopting SFAS No. 123(R). Under SFAS No. 123(R), all forms of share-based payments to employees, including stock options, are treated the same as other forms of compensation by recognizing the related cost in the income statement. The provisions apply to all awards granted after the required effective date as well as existing awards not vested, or which are modified, repurchased, or canceled after that date.

As of January 1, 2006, KNBT began to expense these grants as required by SFAS No. 123(R). Stock-based employee compensation cost pertaining to stock options is reflected in net income with the fair value of each option being estimated as of the date of grant using the Black-Scholes option valuation model. The Black-Scholes model incorporates variable assumptions, which include: the expected volatility, which is based on the historical volatility of KNBT’s traded stock and peer group comparisons; the expected term calculated using the simplified method; the expected dividend yield based on historical patterns and peer group performance; and the risk free interest rate, based on the U.S. Treasury yield curve at the time of the grant. KNBT used historical data to estimate option exercises and forfeitures within the valuation model. KNBT used the following assumptions:

	For the Three Months Ended
	March 31,
	2007	2006
Expected dividend yield	2.50%	2.50%
Expected volatility	22.81%	22.63%
Range of risk-free interest rates (1)	4.87%	4.31% to 4.61%
Range of expected option lives (1)	6.5 years	6.5 to 7 years
Range of fair values (1)	$4.05	$3.77 to $3.85

During the quarters ended March 31, 2007 and 2006, KNBT issued 180,050 and 217,400 new options, respectively, to certain employees and directors under the 2004 Plan. These options vest ratably over a five-year period.

A summary of all of the stock option plans as of March 31, 2007 and 2006 and changes during the quarters are as follows:

	For the Three Months Ended March 31,
	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding as of beginning of year	1,961,432	$14.07	1,796,338	$13.58
Issued	180,050	16.40	217,400	16.51
Exercised	(442)	4.27	(740)	6.44
Forfeited	-	-	(5,000)	16.37
Expired	-	-	-	-
Outstanding as of end of quarter	2,141,040	$14.27	2,007,998	$13.89

Options exercisable as of end of quarter	892,141	$11.28	678,378	$8.98

The following table summarizes information concerning KNBT’s stock options outstanding and exercisable at March 31, 2007:

	For the Three Months Ended March 31, 2007
	Options Outstanding			Options Exercisable
Range of	Stock Options	Weighted Average		Stock Options	Weighted Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price

$3.73 - $4.35	47,755	4.09	$4.20	47,755	$4.20
$4.36 - $6.37	315,425	4.72	5.67	315,425	5.67
$6.38 - $8.36	61,380	4.79	6.72	61,380	6.72
$11.35 - $16.56	1,716,480	7.71	16.40	467,581	16.39
	2,141,040			892,141

The aggregate intrinsic value of the options outstanding as of March 31, 2007 and 2006 was $4.3 million and $5.0 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between KNBT’s closing stock price on the last trading day of the quarter ended and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of options currently exercisable as of March 31, 2007 was $4.3 million and $4.9 million as of March 31, 2006. The weighted average remaining contractual life is 6.09 years for exercisable options outstanding at March 31, 2007. The total intrinsic value of stock options exercised during the quarter ended March 31, 2007 and 2006 was $4,700 and $7,300, respectively.

Compensation cost is generally recognized over the stated vesting period as provided in terms of the option grants. As of March 31, 2007, there was $4.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of approximately 2.18 years.

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides for the ability to grant up to 808,047 restricted shares of KNBT’s common stock to the Company’s directors, advisory directors, officers and employees. KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which was treated as a reduction of additional paid-in-capital. Shares awarded to date under the MRRP are generally earned by recipients at a rate of 20% per year beginning on the first anniversary date of the grant. (Certain grants made in 2006 vest 60% on the third anniversary and 20% per year thereafter.) On May 6, 2004, 638,000 restricted shares were awarded. For the year ended December 31, 2005, 10,000 additional MRRP shares were awarded. On January 26, 2007, 35,000 additional MRRP shares were awarded. Since the inception of the MRRP, awards covering 19,700 shares were forfeited and made available for future grants. Except as discussed below, compensation expense for this plan is being recorded over the vesting period and is based on the market value of KNBT’s stock as of the date the awards were made. The remaining cost of the MRRP shares granted is $4.7 million and the periodic amortization of such cost is recorded as an increase in shareholders’ equity. Expense under this plan for the three months ended March 31, 2007 and March 31, 2006 was $521,000 and $533,000, respectively.

The MRRP also provides for the ability to issue performance-based share awards. There were no additional performance-based shares awarded in during the first quarter of 2007. During the year ended December 31, 2006, the Board of Directors awarded performance-based restricted grants covering 85,000 shares subject to increase as described below. These shares are earned if corporate performance targets are achieved for fiscal year 2008. If the targets are achieved, on the third anniversary of the date of grant, 60% of the shares granted will be earned with the remaining 40% being earned pro rata on the fourth and fifth anniversary dates of the grant assuming the recipient remains employed by KNBT at each of such dates. Furthermore, if the Company exceeds its target goals for the fiscal year 2008, the awards will increase in the aggregate by 14,000 shares. The grants specifically exclude accelerated vesting in the event of a change in control. To date, KNBT has not recorded any compensation expense related to these performance-based awards.

In January 2007, upon further consideration of the grants of the performance-based restricted share awards, the grantees agreed to forfeit any right to receive 40% of the shares subject to the performance-based MRRP grants made in 2006 that would vest on the fourth and fifth anniversary of the grant of such awards (assuming the performance targets are met). In return for such forfeitures, each grantee agreed to receive a cash bonus in an amount equal to the fair market value of the remaining shares on the third anniversary of the grant date of the performance-based restricted stock awards. Such amount will be paid in a lump sum within five days of the third anniversary of the grant date of the performance-based restricted share awards.

NOTE F	LOANS

A summary of KNBT’s loans receivable at March 31, 2007 (unaudited) and December 31, 2006 is as follows:

	March 31,	December 31,
(in thousands)	2007	2006
Real estate
Residential	$566,393	$493,813
Commercial	364,249	362,244
Construction	61,222	61,288
Total real estate	991,864	917,345
Consumer loans	518,050	509,555
Commercial (non-real estate)	197,622	181,103
States and political subdivisions	13,223	13,056
Total gross loans	1,720,759	1,621,059
Mortgage loans held-for-sale	(605)	(1,994)
Deferred fees	1,285	1,101
Total loans	1,721,439	1,620,166
Allowance for loan losses	(16,667)	(17,044)
Total net loans	$1,704,772	$1,603,122

The following table shows the amounts of KNBT’s non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at March 31, 2007 (unaudited) and December 31, 2006.

	March 31,	December 31,
(dollars in thousands )	2007	2006
Non-accruing loans	$4,280	$4,869
Accruing loans 90 days or more past due	391	1,058
Total non-performing loans	4,671	5,927

Other real estate owned	77	32
Total non-performing assets	$4,748	$5,959

Total non-performing loans as a percentage of loans, net	0.28%	0.37%
Total non-performing loans as a percentage of total assets	0.16%	0.20%
Total non-performing assets as a percentage of total assets	0.16%	0.21%
Net charge-offs to average loans (net) during period	0.02%	0.15%

Interest on non-accrual loans which would have been
recorded at the original rate	$493	$459
Interest on non-accrual loans that was reflected in income	16	46
Net decrease in interest income	$(477)	$(413)

KNBT’s recorded investment in impaired loans was $1.0 million at March 31, 2007 and $1.6 million at December 31, 2006. The valuation allowance for loan losses related to impaired loans is a part of the allowance for loan losses and was $179,000 at March 31, 2007 and $323,000 at December 31, 2006. The average impaired loan balance for the three months ended March 31, 2007 was $1.3 million and $2.1 million for the three months ended March 31, 2006. During the three months ended March 31, 2007 and 2006, the Bank received principal payments on impaired loans of $721,000 and $193,000, respectively. Income on impaired loans is recognized by KNBT on a cash basis. KNBT recognized $16,000 in interest income on impaired loans for the three-month period ended March 31, 2007, and $5,000 in the three-month period ended March 31, 2006.

The following table shows the (unaudited) activity in KNBT’s allowance for loan losses during the periods indicated:

	For the Three Months
	Ended March 31,
(dollars in thousands)	2007	2006
Allowance for loan losses, beginning of period	$17,044	$15,964
Provision for loan losses	-	750
Charge-offs
One-to four-family residential	10	39
Commercial and industrial	78	4
Consumer	361	793
Total charge-offs	449	836
Recoveries on loans previously charged-off
One-to four-family residential	-	19
Commercial and industrial	51	15
Consumer	21	51
Total recoveries	72	85
Net loans charged-off	377	751
Allowance for loan losses, at period end	$16,667	$15,963

NOTE G	RETIREMENT PLANS

1.	Defined Benefit Plans

KNBT participates in a multiple employer defined benefit pension plan, which covered substantially all employees who had 1,000 hours of service during the plan year ended October 2003. On October 1, 2003, KNBT froze the future accrual of benefits under this plan. KNBT continues to contribute to this plan for benefits accrued prior to October 2003. KNBT’s contribution to this plan in the three months ended March 31, 2007 and 2006 was $231,000 and $183,000, respectively, which is included in compensation and employee benefits expense.

As part of the NEPF merger, KNBT assumed the multiple employer defined benefit pension plan of NEPF. This plan covered all employees who are age 21 or older and have one year of service. NEPF had amended the plan and froze the benefits for the then current participants of the plan. For the three months ended March 31, 2007 and 2006, KNBT contributed approximately $124,000 and $119,000, respectively, to the NEPF pension plan, which is included in compensation and employee benefits expense.

KNBT expects to contribute an additional $586,000 in the aggregate to the two pension plans through December 31, 2007.

2.	Directors’ Deferred Plan

KNBT, as a part of previous acquisitions, assumed the deferred compensation plan for certain former directors of First Colonial. This Plan has been subsequently frozen and no future deferrals are permitted. The plan requires annual payments for periods of five to fifteen years beginning at age 65 or death. The annual benefit is based upon the amount deferred plus interest. KNBT has recorded the deferred compensation liabilities using the present value method. The net periodic defined benefit expense for the three months ended March 31, 2007 and March 31, 2006 was as follows:

	March 31,
(in thousands)	2007	2006
Service cost	$-	$-
Interest cost	4	4
Net amortization and deferral of prior service costs	-	-
Amortization of net loss	-	1
Net periodic benefit cost	$4	$5

KNBT currently expects to contribute a total of approximately $17,000 to this plan in the year ended December 31, 2007.

NOTE H	NEW ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the FASB issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and liabilities and firm commitments at fair value, on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. Additionally, SFAS 159 allows for a one-time election for existing positions upon early adoption with the transition adjustment recorded to beginning retained earnings. The Company did not early adopt SFAS 159 and believes that the adoption effective January 1, 2008 will not have a significant effect on its consolidated financial statements.

In September 2006, FASB Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Under SFAS 157 fair value measurements are not adjusted for transactions costs. The Company is currently evaluating the impact the adoption of SFAS 157 and believes it will not have a significant effect on its consolidated financial statements.

In September 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability. The consensus in EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact of its adoption will have on its consolidated financial statements.

In September 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-5, “Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4.” The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Company adopted EITF Issue 06-5 on January 1, 2007. The adoption did not have a significant effect on its consolidated financial statements.

In July 2006, FASB issued Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.” In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach. The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination. In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement. FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity. FIN 48 also addressed how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense be recognized in the first period interest would be accrued under the tax law. KNBT’s policy, if any uncertain tax positions should occur, is that interest and penalties on unrecognized tax benefits would be part of income tax expense. KNBT adopted FIN 48 on January 1, 2007. The adoption of this standard did not result in a change to its beginning equity. As of the date of adoption and as of the quarter ended March 31, 2007, KNBT did not have any liabilities for unrecognized tax benefits. KNBT does not anticipate any significant changes in relation to unrecognized tax benefits within the next twelve months. With few exceptions, KNBT is no longer subject to U.S. Federal or State tax examinations by tax authorities for years before 2003.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”. SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value. SFAS 156 is effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 156 by KNBT in January 2007 did not have a significant effect on the Company’s consolidated financial statements.

NOTE I	EXTINGUISHMENT OF DEBT

In March 2006, KNBT repaid $40.0 million of reverse repurchase agreements that had been assumed as part of the NEPF acquisition and repaid a $10.0 million Federal Home Loan Bank advance. The transactions settled at a price less than face value. The gain on the reverse repurchase agreement transaction was $965,000 and the net gain on the repayment of the Federal Home Loan Bank advance was $214,000 and included the effect of the write off of intangibles totaling $712,000.

NOTE J	TREASURY STOCK

On October 27, 2004, KNBT’s Board of Directors announced its first share repurchase program. Under the initial program, which was completed during the third quarter of 2005, KNBT repurchased a total of 3,062,486 shares at an average price per share of $15.91. On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares, which was completed in July 2006 at an average cost of $16.30 per share. On June 26, 2006, the Board of Directors authorized another share repurchase program of up to ten percent or approximately 2,807,219 shares of the Company’s outstanding stock. At March 31, 2007, a total of 119,951 shares pursuant to this plan had been purchased at an average cost of $15.41.

NOTE K	SUBSEQUENT EVENTS

On April 17, 2007, KNBT sold $81.7 million of agency securities, classified as available for sale, with an average yield of 4.14% recognizing a pre-tax loss of $2.2 million. The proceeds will be reinvested in higher yielding loans and investments and will improve KNBT’s ability to manage interest rate risk and potentially benefit interest income, net income and earnings per share in future periods.

On April 23, 2007, KNBT exercised its option to redeem $7.0 million of subordinated debentures issued through a pooled trust preferred securities offering. KNBT assumed this debt in connection with the NEPF acquisition. The interest rate on these borrowings was variable and adjusted semi-annually at 370 basis points over six-month LIBOR. At April 23, 2007, the interest rate was 9.09%. The redemption reflects KNBT’s determination to pay down maturing or callable debt rather than refinancing.

KNBT has requested and received approval from the Federal Reserve Bank of Philadelphia to exercise its option to redeem $15.0 million of subordinated debentures assumed in conjunction with the First Colonial merger. The trust preferred securities are callable in June 2007. The interest rate on these securities is variable, adjusting quarterly at three-month LIBOR plus 345 basis points. At March 31, 2007, the interest rate was 8.80%.

NOTE L	RECLASSIFICATIONS

Certain reclassifications of the prior year’s amounts have been made to conform to the March 31, 2007 presentation.

Item 2. Management's Discussion and Analysis of  Financial Condition and  Results of Operations

Forward - Looking Statements

The information contained in this quarterly report on Form 10-Q may contain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations promulgated thereunder) which are not historical facts or as to KNBT management's intentions, plans, beliefs, expectations or opinions or with respect to the operation of the Company or its subsidiaries. These statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks and uncertainties, many of which are difficult to predict and generally beyond the control of KNBT and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, the forward-looking information and statements.

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

Goodwill and other identifiable intangible assets are subject to impairment testing at least annually to determine whether write-downs of the recorded balance are necessary. KNBT tests for impairment based on the goodwill maintained at each defined reporting unit. A fair value is determined for each reporting unit based on at least one of three different market valuation methodologies. If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary. If the fair value of the reporting unit is less, an expense may be required to be recognized on KNBT’s books to write down the related goodwill to the proper carrying value. As of March 31, 2007, KNBT’s recorded goodwill totaled $107.0 million compared to $105.9 million at December 31, 2006. During the first quarter of 2007, KNBT finalized its valuations with respect to the Paragon acquisition.

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

The fair value of our stock option grants is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions. KNBT utilizes the following assumptions when estimating fair value of its stock option grants under SFAS No. 123(R): expected volatility, based on historical volatility of KNBT’s traded stock and peer group comparisons; expected term, calculated using the simplified method; expected dividend yield, based on historical patterns and peer group performance; and the risk free interest rate, based on the U.S. Treasury yield curve at the time of the grant. KNBT uses historical data to estimate the likelihood of option exercise and employee termination within the valuation model.

Comparison of Financial Condition as of March 31, 2007 and December 31, 2006

Assets. KNBT’s total assets were $2.9 billion at March 31, 2007, an increase of $8.0 million or 0.3% compared to December 31, 2006. The increase was primarily due to loan growth, and an increase in cash and cash equivalents. These increases were partially offset by a $117.6 million or 13.7% decline in investment securities available for sale. KNBT’s total net loans receivable increased by $101.7 million or 6.3% to $1.7 billion at March 31, 2007, compared to $1.6 billion at December 31, 2006. The growth in loans receivable was primarily due to an increase of $72.6 million or 14.7% in residential real estate loans and an increase of $16.5 million or 9.1% in commercial and business loans. During the quarter ending March 31, 2007, KNBT leveraged its expertise in the 1-4 family residential real estate lending by purchasing $72.8 million of 1-4 family residential real estate loans. Cash and cash equivalents increased $29.5 million or 49.0% due to liquidity created by the sale of investments and increased deposits at March 31, 2007. Total investment securities decreased $118.6 million or 13.3% at March 31, 2007 to $773.7 million compared to $892.4 million at December 31, 2006. For the same periods, the available-for-sale category decreased $117.6 million or 13.7%, which was primarily attributable to a decrease of $44.7 million or 6.5% in mortgage-backed securities, a decrease of $30.7 million or 32.4% in U.S. Government and agency securities and a decrease of $42.1 million or 61.3% in corporate and other debt securities. The primary reason for the decrease in investment securities available for sale was to fund the growth in the loan portfolio, maturing Federal Home Loan Bank (“FHLB”) advances and KNBT’s anticipated redemption of $22.0 million of subordinated debt during the second quarter of 2007.

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

Non-performing loans decreased $1.3 million or 21.2% to $4.7 million at March 31, 2007 compared to $5.9 million at December 31, 2006. The decrease was primarily due to a decline of $565,000 or 26.1% in non-performing residential mortgage loans, a decrease of $443,000 or 28.6% in non-performing commercial loans and a decrease of $247,000 or 11.2% in non-performing consumer loans. Total non-performing loans as a percentage of net loans declined to 0.28% at March 31, 2007 compared to 0.37% at December 31, 2006.

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review KNBT’s allowance for loan losses. Such agencies may require KNBT to make additional provisions for estimated loan losses based upon judgments different from those of management. As of March 31, 2007, KNBT’s allowance for loan losses was 0.97% of total loans receivable compared to 1.05% at December 31, 2006.

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

Liabilities. KNBT’s total liabilities were $2.5 billion at March 31, 2007, a decrease of $2.4 million or 0.1% compared to December 31, 2006 due to a decline in FHLB advances offset in large part by an increase in total deposits. Total deposits increased $32.6 million or 1.7% to $1.9 billion at March 31, 2007 compared to December 31, 2006. The increase reflects in part, KNBT’s continuing efforts to boost the level of checking accounts, money market accounts and other core deposits. Core deposits consist of all deposits other than certificates of deposit. FHLB advances declined $61.2 million or 11.8% to $458.0 million at March 31, 2007 compared to $519.2 million at December 31, 2006. Maturing advances were the primary reason for the decline. Securities sold under agreements to repurchase increased $32.8 million or 72.4% to $78.1 million at March 31, 2007 compared to $45.3 million at December 31, 2006. The primary reason for the increase was the purchase of a $25.0 million structured repurchase agreement taking advantage of favorable funding opportunities.

Shareholders’ Equity. Shareholders’ equity totaled $361.6 million at March 31, 2007 compared to $356.0 million at December 31, 2006, an increase of $5.6 million or 1.6%. The increase in shareholders’ equity was primarily due to $5.5 million in net income and an increase in accumulated other comprehensive income relating to unrealized gains and losses on investment securities available-for-sale. During the three-month period ended March 31, 2007, KNBT repurchased 48,392 shares of its common stock at an aggregate cost of $716,000. Dividends declared and paid during the three-month period ended March 31, 2007 reduced retained earnings by $2.2 million. KNBT committed to release 11,900 shares of the Company’s common stock during the three months ended March 31, 2007 pursuant to the ESOP with a value as calculated in accordance with SOP 93-6 of approximately $175,000.

Regulatory capital for KNBT and the Bank at March 31, 2007 and December 31, 2006 are shown in the following tables.

	At March 31, 2007
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To risk-weighted assets)
Company (consolidated)	$291,305	15.06%	$154,744	8.00%	N/A	N/A
Bank	$252,016	12.82%	$157,226	8.00%	$196,532	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$274,638	14.20%	$77,372	4.00%	N/A	N/A
Bank	$235,349	11.98%	$78,613	4.00%	$117,919	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$274,638	10.02%	$109,679	4.00%	N/A	N/A
Bank	$235,349	8.50%	$110,753	4.00%	$138,441	5.00%

	At December 31, 2006
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital
(To risk-weighted assets)
Company (consolidated)	$288,207	14.83%	$155,432	8.00%	N/A	N/A
Bank	$256,766	13.23%	$155,320	8.00%	$194,151	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$271,163	13.96%	$77,716	4.00%	N/A	N/A
Bank	$239,722	12.35%	$77,660	4.00%	$116,490	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$271,163	9.77%	$111,068	4.00%	N/A	N/A
Bank	$239,722	8.55%	$112,157	4.00%	$140,196	5.00%

Liquidity. KNBT’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations. While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition. KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source.   KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses. In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs. The average balance of FHLB advances and Federal funds purchased were $495.1 million and $8.5 million, respectively, for the three months ended March 31, 2007 and $692.5 million and $1.4 million, respectively, for the three months ended March 31, 2006. To date, KNBT’s borrowings have consisted primarily of advances from the FHLB of Pittsburgh and overnight funds from banks.

“GAP” Analysis. The following interest rate sensitivity “GAP” table sets forth the amounts of KNBT’s interest-earning assets and interest-bearing liabilities outstanding at March 31, 2007, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at March 31, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals. The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans. Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%. The annual prepayment rate for mortgage-backed securities is assumed to range from 12% to 32%. During the first quarter of 2007, the Company reevaluated the decay rates of its savings, interest-bearing checking and money market deposit accounts. Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” in the first year of the analysis of 11%, 11% and 12%, respectively.

	At March 31, 2007
		More than	More than	More than	More than
	3 Months	3 Months	6 Months	1 Year	3 Years	More than
(dollars in thousands)	or Less	to 6 Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
Interest-earning assets (1):
Deposits at other institutions	$40,234	$-	$-	$-	$-	$-	$40,234
Loans receivable (2)	352,331	79,600	156,566	497,796	298,509	337,242	1,722,044
Investment securities, debt	71,916	55,162	102,417	262,801	157,366	121,810	771,472
Investment securities, equity	-	-	-	-	-	30,267	30,267
Total interest-earning assets	$464,481	$134,762	$258,983	$760,597	$455,875	$489,319	$2,564,017
Cumulative total interest-
earning assets	$464,481	$599,243	$858,226	$1,618,823	$2,074,698	$2,564,017	$2,564,017
Interest-bearing liabilities:
Savings deposits	$6,295	$6,108	$13,148	$39,948	$31,386	$115,058	$211,943
Interest-bearing checking deposits	7,348	7,130	13,630	46,998	51,148	121,141	247,395
Money market deposits	17,011	16,506	31,555	108,804	247,735	151,127	572,738
Certificates of deposit	176,586	127,389	261,713	124,481	16,423	1,107	707,699
FHLB advances and other
borrowings	204,175	34,392	80,504	155,673	46,042	53,595	574,381
Total interest-bearing
liabilities	$411,415	$191,525	$400,550	$475,904	$392,734	$442,028	$2,314,156
Cumulative total interest-
bearing liabilities	$411,415	$602,940	$1,003,490	$1,479,394	$1,872,128	$2,314,156	$2,314,156
Interest-earning assets
less interest-bearing
liabilities	$53,066	$(56,763)	$(141,567)	$284,693	$63,141	$47,291	$249,861
Cumulative interest-rate
sensitivity gap (3)	$53,066	$(3,697)	$(145,264)	$139,429	$202,570	$249,861
Cumulative interest-rate gap as a
percentage of total assets at
March 31, 2007	1.83%	(0.13%)	(5.00%)	4.80%	6.97%	8.60%
Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at March 31, 2007	112.90%	99.39%	85.52%	109.42%	110.82%	110.80%

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

Comparison of Operating Results for the three months ended March 31, 2007 and 2006

Results of Operations. Net income is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) noninterest income, which is made up primarily of certain fees, wealth management income and gains and losses from sales of securities or other transactions; (4) noninterest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

Net Interest Income. Net interest income represents the difference between income on interest-earning assets and expense paid on interest-bearing liabilities. Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is the primary source of earnings for KNBT. Therefore, the interest rate environment has material impact on KNBT’s earnings. The traditional view of the banking business holds that banks pay interest on their deposits based upon shorter term interest rates while making loans tied to longer term interest rates. As a result, KNBT is able to increase net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive. This embraces the traditional view that funding costs are more directly tied to shorter term rates, while loan rates are more tied to intermediate and longer term rates. However, in 2004, the yield curve flattened and remained so during 2005 and 2006 and through the period ended March 31, 2007, resulting in a compressed net interest margin since long-term rates were the same as or, increased less than short-term rates (an inverted yield curve). This factor, along with intense competition, has applied pressure to yields on KNBT’s interest-earning assets.

For the three months ended March 31, 2007, KNBT’s net interest income was $17.3 million, a decrease of $1.4 million or 7.7% compared to $18.7 million for the same period in 2006. The decrease was mainly the result of the effects resulting from the flat to inverted yield curve that has persisted over this timeframe, combined with a continued shift in deposit mix away from lower-cost deposit products to higher-cost consumer and other time deposits. KNBT’s average interest-earning assets totaled $2.5 billion for the three months ended March 31, 2007 compared to $2.7 billion for the same period in 2006. Average interest-bearing liabilities were $2.3 billion for the three months ended March 31, 2007 compared to $2.4 billion for the comparable period in 2006. The decrease in interest-earning assets and in interest-bearing liabilities was primarily the result of KNBT’s continuing efforts to reduce debt through paying-off rather than refinancing maturing FHLB advances, extinguishing debt as it did in its debt extinguishment transaction in March 2006 and repurchasing shares as part of its ongoing share repurchase programs.

KNBT’s average interest rate spread on a tax equivalent basis was 2.47% for the three-month period ended March 31, 2007, compared to 2.63% for the three-month period ended March 31, 2006. The effective tax rate used for the taxable equivalent adjustment was 35%. The net interest margin, a measure of net interest income performance, is determined by dividing net interest income on a tax equivalent basis by the average balance of total interest-earning assets. The net interest margin on a tax-equivalent basis for the first quarter of 2007 was 2.77%, compared to 2.89% for the same period in 2006. KNBT’s net interest margin and average interest rate spread has contracted from the comparable 2006 levels due to increased deposit costs and the flat to inverted yield curve which has increased short-term funding costs at a faster rate than yields on interest-earning assets. The flattening of the yield curve that was experienced in 2006 as well as through the first quarter of 2007 and the associated impact of funding KNBT’s ongoing share repurchase programs has negatively impacted our margin and compressed the interest rate spread between our longer term assets and our shorter term liabilities.

KNBT presents its net interest margin on a tax-equivalent basis because management believes that presentation of its net interest margin and average interest rate spread on a tax-equivalent basis provides information that is useful for a proper understanding of the operating results of KNBT's business. These disclosures should not be viewed as a substitute for operating results determined in accordance with generally accepted accounting principles (“GAAP”) nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies. Without the adjustment for tax-free income, the net interest margin was 2.74% for the three-month period ended March 31, 2007 and 2.80% for the same period in 2006. See “-Average Balances, Net Interest Income, and Yields Earned and Rates Paid.”

Interest Income. KNBT’s total interest income was $37.0 million for the three-month period ended March 31, 2007, a $771,000 or 2.1% increase compared to $36.3 million in total interest income for the three-month period ended March 31, 2006. The increase in total interest income was primarily attributable to an increase in interest income on loans. Interest income on loans totaled $26.1 million for the three months ended March 31, 2007, an increase of $3.5 million, or 15.7%, compared to $22.6 million for the three months ended March 31, 2006. Additionally, the average balance of loans for the three-month period ended March 31, 2007 increased $162.5 million or 10.9% to $1.65 billion compared to $1.49 billion for the three-month period ended March 31, 2006.

Interest income on investment securities for the three months ended March 31, 2007 was $10.8 million, a $2.6 million or 19.5% decrease compared to $13.4 million for the same period in 2006. The decrease in interest income on investment securities was primarily driven by a decrease in the average balance of investment securities caused by the sale of investment securities. The sales were conducted to fund the growth in the loan portfolio and maturing FHLB advances and to provide funds to purchase common stock pursuant to KNBT’s stock repurchase programs. The average balance of investment securities for the three-month period ended March 31, 2007 decreased $291.0 million or 24.7% to $887.4 million compared to $1.18 billion for the three-month period ended March 31, 2006.

Interest Expense. KNBT’s total interest expense for the three months ended March 31, 2007 was $19.7 million, an increase of $2.2 million or 12.6%, compared to $17.5 million for the same period in 2006. The growth in interest expense reflected the continued implementation of KNBT’s strategy of increasing the portion of its funding needs satisfied through the use of deposits, in particular, core deposits rather than borrowing. Interest expense on deposits totaled $13.4 million for the three months ended March 31, 2007; an increase of $3.6 million or 36.9%, compared to $9.8 million for the three months ended March 31, 2006. Interest on FHLB advances, subordinated debt and securities sold under agreements to repurchase decreased by an aggregate of $1.4 million or 18.1% to $6.3 million for the three months ended March 31, 2007 compared to $7.7 million for the same period in 2006.

The increase in interest expense on deposits for the three months ended March 31, 2007 compared to the three months March 31, 2006 was primarily due to the increase in the average rate paid on deposits. The Federal Reserve’s increases in short-term rates which increased market rates generally have resulted in KNBT having to increase rates paid on deposits. Consequently, due to the increase in short-term rates, and despite intense competitive pressure, higher cost, short-term time deposits have now become a more favorable funding source to short- term borrowing obligations. The average rates paid on deposits increased 75 basis points to 3.15% for the three-month period ended March 31, 2007 compared to the same period in 2006. The average balance of interest-bearing deposits increased $71.8 million or 4.4% to $1.7 billion for the three months ended March 31, 2007 compared to $1.6 billion for the same period in 2006. Interest expense on FHLB advances, securities sold under agreements to purchase and subordinated debt decreased $1.4 million or 18.1% for the three-month period ended March 31, 2007 compared to the same period in 2006 primarily due to the extinguishment of debt and the repayment of FHLB advances.

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

	For the Three Months Ended March 31,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Interest-bearing balances with banks	$1,998	$23	4.60%	$22,622	$225	3.98%
Federal funds sold	5,156	58	4.50%	-	-
Investment securities
Taxable (1)	887,402	10,822	4.88%	1,111,077	12,670	4.56%
Tax-exempt (2)	-	-	-	67,291	1,196	7.11%
Loans receivable (2) (3)	1,649,553	26,348	6.39%	1,487,095	22,773	6.13%
Allowance for loan losses	(17,022)	-		(15,882)	-
Net loans	1,632,531	26,348	6.46%	1,471,213	22,773	6.19%
Total interest-earning assets	2,527,087	37,251	5.90%	2,672,203	36,864	5.52%
Non-interest-earning assets	350,028	-		346,673	-
Total assets, interest income	$2,877,115	37,251		$3,018,876	36,864
Interest-bearing liabilities
Demand deposits	$234,133	$504	0.86%	$229,219	$279	0.49%
Money market deposits	541,947	4,969	3.67%	370,750	2,614	2.82%
Savings deposits	212,175	264	0.50%	260,759	285	0.44%
Certificates of deposit	712,308	7,660	4.30%	768,051	6,611	3.44%
Total interest-bearing deposits	1,700,563	13,397	3.15%	1,628,779	9,789	2.40%
Securities sold under agreements
to repurchase	58,657	596	4.06%	68,182	595	3.49%
Federal funds purchased	8,482	112	5.28%	1,419	17	4.79%
FHLB advances	495,139	4,925	3.98%	692,536	6,497	3.75%
Other debt	38,358	711	7.41%	38,831	638	6.57%
Total interest-bearing liabilities	2,301,199	19,741	3.43%	2,429,747	17,536	2.89%
Non-interest-bearing liabilities
Non-interest-bearing deposits	189,910	-		185,614	-
Other liabilities	27,194	-		33,120	-
Total liabilities	2,518,303	19,741		2,648,481	17,536
Shareholders' equity	358,812	-		370,395	-
Total liabilities
and shareholders' equity, interest expense	$2,877,115	19,741		$3,018,876	17,536

Net interest income on
tax-equivalent basis (2)		17,510			19,328
Net interest spread on
tax-equivalent basis (4)			2.47%			2.63%
Net interest margin
tax-equivalent basis (5)			2.77%			2.89%
Tax-exempt adjustment		(209)	(0.03%)		(593)	(0.09%)

Net interest income and margin (4) (5)		$17,301	2.74%		$18,735	2.80%
Average interest-earning assets
to average interest-bearing liabilities			109.82%			109.98%

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a tax-equivalent basis. The tax-equivalent adjustments included above are $209,000 and $593,000 for the three months ended March 31, 2007 and 2006, respectively.
The effective tax rate used for the tax-equivalent adjustment was 35%.
(3) Loan (expenses) fees of $(115,108) and $49,192 for the three months ended March 31, 2007 and 2006, respectively, are included in interest income. Average loan balances include non-accruing loans of $4.3 million and $6.9 million and average loans held-for-sale of $1.9 million and $559,000 for the three months ended March 31, 2007 and 2006, respectively.
(4) Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax-equivalent basis, and the rate paid on interest-bearing liabilities. On a GAAP basis, the Company's net interest spread was 2.44% and 2.54%
for the three months ended March 31, 2007 and 2006.
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

	For the Three Months Ended
	March 31, 2007		March 31, 2006
		Average		Average
(dollars in thousands)	Interest	Yield/Cost	Interest	Yield/Cost
Investment securities - nontaxable	$-	-%	$777	4.62%
Tax-equivalent adjustments	-		419
Investment securities - nontaxable to a taxable equivalent yield	$-	-%	$1,196	7.11%

Loans receivable - nontaxable	$387	4.12%	$323	3.91%
Tax-equivalent adjustments	209		174
Loans receivable - nontaxable to a taxable equivalent yield	$596	6.34%	$497	6.02%

Net interest income	$17,301		$18,735
Tax-equivalent adjustment	209		593
Net interest income, tax equivalent	$17,510		$19,328
Net interest rate spread, no tax adjustment		2.44%		2.54%
Net interest margin, no tax adjustment		2.74%		2.80%

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

	Three months Ended March 31, 2007
	Compared to Three Months Ended March 31, 2006
	Increase (Decrease)		Total
	Due to		Increase
(in thousands)	Rate	Volume	(Decrease)
Interest Income:
Interest-bearing deposits with banks	$3	$(205)	$(202)
Federal funds sold	-	58	58
Investment securities (1)	380	(3,424)	(3,044)
Loans receivable, net (2)	1,078	2,497	3,575
Total interest-earning assets	1,461	(1,074)	387
Interest Expense:
Demand deposits	219	6	225
Money market deposits	1,148	1,207	2,355
Savings deposits	32	(53)	(21)
Certificates of deposit	1,529	(480)	1,049
Total interest-bearing deposits	2,928	680	3,608
Securities sold under agreements to repurchase	84	(83)	1
FHLB advances and other borrowings	280	(1,852)	(1,572)
Federal funds purchased	10	85	95
Other debt	81	(8)	73
Total interest-bearing liabilities	3,383	(1,178)	2,205
(Decrease) increase in net interest income (3)	$(1,922)	$104	$(1,818)

(1) Total decrease in interest income on investment securities on a nontaxable equivalent basis would be $2.6 million for the three month comparison.
(2) Total increase in interest income on loans receivable on a nontaxable equivalent basis would be $3.5 million for the three month comparison.
(3) Total decrease in net interest income on a nontaxable equivalent basis would be $1.4 million for the three month comparison.

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

K NBT did not have a provision for loan losses for the three months ended March 31, 2007 compared to $750,000 for the three months ended March 31, 2006. Continued improvement in the overall credit quality of the loan portfolio resulted in no provision for the quarter. KNBT has made provisions in order to maintain the allowance for loan losses at a level that to the best of our knowledge covers all known and inherent losses that are both probable and reasonable to estimate at the dates presented in KNBT’s loan portfolio. The allowance for loan loss to total loans at March 31, 2007 was 0.97% compared to 1.05% at December 31, 2006. For the three months ended March 31, 2007, charge-offs were primarily related to consumer loans. Non-performing loans totaled $4.7 million and $5.9 million at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, KNBT’s allowance for loan losses was 356.8% of non-performing loans compared to 287.6% at December 31, 2006.

Non-Interest Income. Non-interest income increased $622,000 or 6.9% to $9.7 million for the three months ended March 31, 2007 compared to $9.1 million for the three months ended March 31, 2006.  The increase during the three-month period ended March 31, 2007 over the comparable period in 2006 was primarily the result of an increase of $371,000 or 34.9% in trust revenue, an increase of $201,000 or 15.7% from Caruso, an increase of $163,000 from Higgins and an increase of $207,000 or 14.8% in deposit fees. The increase in trust revenue was the primarily the result of additional revenues resulting from the acquisition of TCLV in March 2006 which substantially increased the amount of assets under management. The Caruso and Higgins increases were primarily the result of the effective use of synergies created by cross selling initiatives by the integrated KNBT organization. Deposit fees increased due to an increasing number of accounts and increased fees. These increases helped offset the $1.2 million net gain on extinguishment of debt during the three months ended March 31, 2006. The lower level of tax-free income was the result of selling tax advantaged securities as part of a tax planning strategy done primarily to utilize the charitable contribution carry forward.

Non-Interest Expense. Non-interest expense decreased by $539,000 or 2.8%, to $19.0 million for the three months ended March 31, 2007 compared to $19.5 million for the three months ended March 31, 2006. Continued emphasis on cost control initiatives implemented during the 2006 were primarily responsible for the decrease of non-interest expense compared to the three-month period ended March 31, 2006. For the three-month period ended March 31, 2007 as compared to the three-month period ended March 31, 2006, net occupancy and equipment expense decreased $287,000 or 8.8%, professional fees decreased $244,000 or 32.0%, advertising expenses decreased $162,000 or 39.1% and other operating expenses decreased $403,000, or 21.6%. The decline in other operating expenses was due to the settlement of a lawsuit in the first quarter of 2006 and increased credits for FAS 91 costs. These decreases were partially offset by an increase of $540,000 or 5.1 % in compensation and employee benefits.

Income Tax Expense. KNBT’s income tax expense increased by $471,000 to $2.5 million for the three months ended March 31, 2007 compared to three months ended March 31, 2006. The effective income tax rate for the three months ended March 31, 2007 was 31.7% and compared to 27.4% for the same period in 2006. The primary reason for the increase in the effective tax rate was lower level of tax-free income combined with higher levels of taxable income.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For a discussion of KNBT’s asset and liability management policies as well as the methods used to manage its exposure to the risk of loss from adverse changes in market prices and interest rates see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Market Risk and Interest Rate Sensitivity” in KNBT’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in KNBT’s assessment of its sensitivity to market risk since December 31, 2006.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures. KNBT’s management evaluated, with the participation of its Chief Executive Officer and Chief Financial Officer, the effectiveness of its disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on such evaluation, KNBT’s Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.

Changes in Internal Control Over Financial Reporting. No change in KNBT’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended March 31, 2007 that has materially affected or is reasonably likely to materially affect, KNBT’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in KNBT’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth information regarding KNBT’s repurchases of its common stock during the quarter ended March 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)
January 1 - 31, 2007	0	$0.00	0	2,735,660
February - 28, 2007	10,000	$15.39	10,000	2,725,660
March 1 - 31, 2007	38,392	$14.66	38,392	2,687,268
Total	48,392	$14.81	48,392	N/A

(1) On June 26, 2006, the Board of Directors authorized a repurchase of 2,807,219 shares of which 119,951 shares had been repurchased as of March 31, 2007. There is no expiration date for this program.

Item 3.	Defaults Upon Senior Securities Risk Factors
(a)	There were no matters required to be reported under this item.
(b)	There were no matters required to be reported under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 3, 2007, the Company held its Annual Meeting of Shareholders to obtain approval for two proxy proposals submitted on behalf of the Company’s Board of Directors. Shareholders of record as of March 16, 2007 received proxy materials and were considered eligible to vote on these proposals. The following is a brief summary of each proposal and the result of the vote.
1.	The following directors were elected by the requisite plurality of the votes cast to serve on the Company’s Board of Directors:

	For	Withheld
Thomas L. Kennedy	22,748,028	867,627
Christian F. Martin, IV	22,769,298	846,357
R. Chadwick Paul, Jr.	22,723,255	892,400
Kenneth R. Smith	22,685,430	930,225
R. Charles Stehly	22,683,411	932,244

2.	To ratify the appointment of Grant Thornton LLP as independent auditors for the year ended December 31, 2007.

For	Against	Abstain
23,266,007	235,761	113,887

Item 5.	Other Information
(a)	There were no matters required to be reported under this item.
(b)	There were no matters required to be reported under this item.

Item 6.	Exhibits
(a)	List of exhibits:
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

KNBT BANCORP, INC.

DATE:	May 10, 2007	BY:	/S/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

DATE:	May 10, 2007	BY:	/S/ Eugene T. Sobol
Eugene T. Sobol
Senior Executive Vice President, Chief Financial
Officer and Treasurer