Form 10-Q
period 2007-06-30
KNBT BANCORP INC
filed 2007-08-08
CIK 1236964

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.     20549
FORM 10-Q

____________________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-50426

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	38-3681905
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Highland Avenue, Bethlehem, PA	18017
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  610-861-5000

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. YES  ☐NO☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of August 3, 2007, 26,243,968 shares of the Registrant’s common stock were outstanding.

KNBT BANCORP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	June 30,	December 31,
(dollars in thousands, except share data)	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$51,168	$53,202
Interest-bearing deposits with banks	1,388	2,171
Federal funds sold	29,000	4,800
Cash and cash equivalents	81,556	60,173
Investment securities available-for-sale	682,144	858,854
Investment securities held to maturity
(Fair value of $29,583 at June 30, 2007 and $33,048 at December 31, 2006)	30,125	33,532
FHLBank Pittsburgh stock	26,013	30,724
Mortgage loans held-for-sale	1,362	1,994
Loans	1,772,603	1,620,166
Less: Allowance for loan losses	(17,313)	(17,044)
Net loans	1,755,290	1,603,122
Bank owned life insurance	80,094	78,361
Premises and equipment, net	47,164	48,228
Accrued interest receivable	9,438	10,293
Goodwill	109,865	105,854
Other intangible assets, net	27,492	29,387
Other assets	38,246	38,305
TOTAL ASSETS	$2,888,789	$2,898,827

LIABILITIES
Non-interest-bearing deposits	$206,327	$206,972
Interest-bearing deposits	1,773,924	1,700,575
Total deposits	1,980,251	1,907,547
Securities sold under agreements to repurchase	104,269	45,296
Advances from the FHLBank of Pittsburgh	399,314	519,161
Subordinated debt	15,515	38,406
Accrued interest payable	11,215	11,924
Other liabilities	25,951	20,467
TOTAL LIABILITIES	2,536,515	2,542,801

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share; authorized 20,000,000 shares, none issued	-	-
Common stock, par value $0.01 a share; authorized 100,000,000 shares, 33,970,146 and
33,963,910 shares issued at June 30, 2007 and December 31, 2006 , respectively	330	330
Additional paid-in capital	340,044	338,406
Retained earnings, substantially restricted	145,188	142,519
Treasury stock, at cost; 6,772,722 and 6,285,342 shares at
June 30, 2007 and December 31, 2006, respectively	(108,536)	(101,247)
Unallocated common stock held by Employee Stock Ownership Plan	(13,151)	(13,556)
Accumulated other comprehensive loss, net	(11,601)	(10,426)
TOTAL SHAREHOLDERS' EQUITY	352,274	356,026

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,888,789	$2,898,827

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006
	(unaudited)
INTEREST INCOME
Loans, including fees	$27,967	$23,494	$54,106	$46,092
Investment securities
Taxable	8,806	12,355	19,628	25,025
Tax-exempt	-	570	-	1,347
Other interest	920	243	1,001	468
Total interest income	37,693	36,662	74,735	72,932
INTEREST EXPENSE
Deposits	14,252	10,749	27,648	20,538
Securities sold under agreements to repurchase	847	434	1,444	1,028
Advances from FHLBank Pittsburgh	4,484	6,268	9,522	12,782
Subordinated debt	608	690	1,318	1,328
Total interest expense	20,191	18,141	39,932	35,676
NET INTEREST INCOME	17,502	18,521	34,803	37,256
Provision for loan losses	645	1,200	645	1,950
Net interest income after provision for loan losses	16,857	17,321	34,158	35,306
NON-INTEREST INCOME
Trust revenue	1,367	1,331	2,801	2,394
Brokerage services revenue	998	971	1,939	1,828
Benefit services revenue	1,708	1,653	3,185	2,930
Insurance services revenue	735	742	1,546	1,390
Deposit service charges	1,715	1,481	3,322	2,881
Lending fees	312	255	624	526
Check card/ATM card fees	972	859	1,831	1,645
Bank owned life insurance	872	781	1,733	1,555
Net (loss) gain on sale of investment securities	(2,159)	1,597	(1,623)	1,735
Net gain on sale of residential mortgage loans	92	7	210	55
Net loss on sale of other assets	(259)	-	(269)	(1)
Net (loss) gain on sale of other real estate owned	(12)	3	(12)	(3)
Net gain on extinguishment of debt	-	-	-	1,179
Other non-interest operating income	735	769	1,491	1,415
Total non-interest income	7,076	10,449	16,778	19,529
NON-INTEREST EXPENSE
Compensation and employee benefits	11,260	11,147	22,475	21,821
Net occupancy and equipment expense	2,979	2,964	5,956	6,227
Professional fees	901	893	1,420	1,654
Advertising	375	460	627	873
Data processing	739	653	1,396	1,265
Telecommunication	350	362	694	706
Office supplies and postage	474	584	973	1,171
Amortization of mortgage servicing rights	82	87	172	187
Amortization of intangible assets	963	925	1,926	1,818
Other operating expenses	2,128	1,325	3,585	3,191
Total non-interest expense	20,251	19,400	39,224	38,913

Income before income taxes	3,682	8,370	11,712	15,922
Income tax expense	1,670	2,464	4,214	4,536
NET INCOME	$2,012	$5,906	$7,498	$11,386

PER SHARE DATA
Net income- basic	$0.08	$0.22	$0.29	$0.41
Net income- diluted	$0.08	$0.21	$0.28	$0.40
Cash dividends per common share	$0.10	$0.08	$0.18	$0.15

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Six Months Ended June 30,
(dollars in thousands, except share data)	2007	2006
	(unaudited)
Common stock number of shares
Beginning balance	33,166,591	33,080,609
Allocated Employee Stock Ownership Plan shares	23,801	23,801
Shares issued upon exercise of stock options	6,236	18,758
Ending balance	33,196,628	33,123,168

Treasury stock number of shares
Beginning balance	(6,285,342)	(3,861,000)
Repurchase of common stock	(487,380)	(2,071,100)
Ending balance	(6,772,722)	(5,932,100)

Common stock value
Beginning balance	$330	$330
Shares issued upon exercise of stock options	-	-
Ending balance	330	330

Additional paid in capital
Beginning balance	338,406	342,144
Reclass of unearned compensation upon adoption of SFAS 123R	-	(7,130)
Unallocated Employee Stock Ownership Plan shares	(68)	(34)
Shares issued upon exercise of stock options	38	106
Share-based compensation expense	616	568
Amortization of compensation related to the Management Recognition and Retention Plan	1,052	1,068
Ending balance	340,044	336,722

Retained earnings, substantially restricted
Beginning balance	142,519	127,471
Net income	7,498	11,386
Cash dividends paid	(4,829)	(4,256)
Ending balance	145,188	134,601

Unallocated common stock held by the Employee Stock Ownership Plan
Beginning balance	(13,556)	(14,366)
Allocation of Employee Stock Ownership Plan stock	405	405
Ending balance	(13,151)	(13,961)

Unearned common stock held by the Management Recognition and Retention Plan
Beginning balance	-	(7,130)
Reclass of unearned compensation upon adoption of SFAS 123R	-	7,130
Ending balance	-	-

Accumulated other comprehensive income (loss)
Beginning balance	(10,426)	(9,898)
Other comprehensive loss net of taxes and reclassification adjustments	(1,175)	(10,412)
Ending balance	(11,601)	(20,310)

Treasury stock
Beginning balance	(101,247)	(61,999)
Repurchase of common stock	(7,289)	(33,560)
Ending balance	(108,536)	(95,559)

Total Shareholders' Equity	$352,274	$341,823

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
(dollars in thousands)	2007	2006
	(unaudited)
OPERATING ACTIVITIES:
Net income	$7,498	$11,386
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	645	1,950
Depreciation and amortization	4,533	4,543
Compensation expense, stock option plan	616	568
Management Recognition and Retention Plan expense	1,052	1,068
ESOP expense	337	371
Amortization and accretion of securities premiums and discounts, net	(159)	(119)
Loss on sale of other real estate owned	12	3
Loss (gain) on sales of investment securities, net	1,623	(1,735)
Loss on sale of other assets	269	1
Gain on sale of mortgage loans	(210)	(55)
Gain on extinguishment of debt	-	(1,179)
Mortgage loans originated for sale	(22,922)	(7,402)
Mortgage loan sales	23,604	7,993
Changes in assets and liabilities:
Increase in bank owned life insurance	(1,733)	(1,555)
Decrease in accrued interest receivable	855	1,643
Increase in other assets	(134)	(1,856)
Increase in other liabilities and accrued interest payable	3,876	959
Net cash provided by operating activities	19,762	16,584
INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available-for-sale	73,431	106,828
Proceeds from calls and maturities of securities held-to-maturity	3,445	4,992
Proceeds from sales of securities available-for-sale	169,857	69,206
Purchase of securities available-for-sale	(69,887)	(15,879)
Purchase of securities held to maturity	-	(553)
Purchase of FHLBank Pittsburgh stock	-	(1,209)
Redemption of FHLBank Pittsburgh stock	4,711	6,175
Net increase in loans	(152,813)	(58,719)
Cash paid for acquisitions	(2,869)	(8,034)
Cash and cash equivalents obtained through acquisitions	-	1,249
Purchase of premises and equipment	(1,973)	(6,187)
Proceeds from the sale of other assets	437	759
Proceeds from the sale of other real estate owned	406	159
Net cash provided by investing activities	24,745	98,787
FINANCING ACTIVITIES:
Net increase in deposits	72,704	60,546
Net increase in repurchase agreements	58,973	17,472
Payment on extinguishment of debt, net	-	(49,595)
Payment on the redemption of subordinated debentures	(22,997)	-
Proceeds from long-term debt	-	72,000
Payments on long-term debt	(119,724)	(152,263)
Purchase of treasury stock	(7,289)	(33,560)
Proceeds from the exercise of stock options	38	106
Cash dividends paid	(4,829)	(4,256)
Net cash used in financing activities	(23,124)	(89,550)
Increase in cash and cash equivalents	21,383	25,821
Cash and cash equivalents January 1,	60,173	106,259
Cash and cash equivalents June 30,	$81,556	$132,078

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$6,805	$2,274
Interest on deposits, advances and other borrowed money	$40,641	$33,495
Supplemental disclosure of non-cash investing activities
Reclassification of loans receivable to other real estate owned	$195	$335

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS  (unaudited)

NOTE A	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

KNBT Bancorp, Inc. (“KNBT” or the “Company”) is a Pennsylvania corporation headquartered in Bethlehem, Pennsylvania. The Company is the registered bank holding company for Keystone Nazareth Bank & Trust Company (the “Bank”), a Pennsylvania-chartered savings bank.

The accompanying consolidated financial statements were prepared in accordance with instructions to Form 10-Q, and therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles used in the United States (“GAAP”).  However, all normal, recurring adjustments that, in the opinion of management, are necessary for a fair presentation of these financial statements have been included.  These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the Company for the year ended December 31, 2006, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “Form 10-K”).  The results for the interim periods presented are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The financial information presented herein is unaudited; however, in the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the unaudited financial information have been made.  The Company has prepared its accompanying consolidated financial statements in accordance with GAAP as applicable to the banking industry.  Certain amounts in prior years are reclassified for comparability to the current year’s presentation.  Such reclassifications, when applicable, have no effect on net income.  The consolidated financial statements include the balances of the Company and its wholly owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.  References to the Company include the Bank and both the Bank’s and the Company’s subsidiaries unless otherwise noted.

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

      The acquisition price resulted in the recording of $2.6 million in goodwill, which is the excess cost of the entity over the net of the amounts assigned to assets acquired and liabilities assumed and $2.6 million of other intangible assets.  The intangible assets consist of $1.7 million for Paragon’s customer list, $610,000 for a restrictive covenant agreement with the principals of Paragon and $280,000 for employment agreements with the principals of Paragon. The amortization periods for the intangible assets are 15 years, 5 years and 2.7 years, respectively. Amortization expense relating to these assets was $91,000 and $43,000 for the three month periods ended June 30, 2007 and 2006, respectively, and $181,000 and $58,000 for the six month periods ended June 30, 2007 and 2006, respectively.

Caruso Benefits Group, Inc.

On April 1, 2005, the Bank acquired Caruso, a benefits management firm based in Bethlehem, Pennsylvania.  Caruso specializes in benefits management with an emphasis on group medical, life and disability. Caruso’s results of operations have been included in KNBT’s results since the date of acquisition.  Caruso operates as a wholly owned subsidiary of the Bank.

Under the terms of the stock purchase agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28.0 million in cash of which $20.0 million was paid at the time of closing with the remaining $8.0 million payable over a three-year period, subject to Caruso maintaining certain levels of profitability.  Caruso has exceeded profitability targets in each of the first two years.  KNBT paid $2.7 million to Caruso during the second quarter of 2006 and $2.9 million during the second quarter of 2007 that represents the aggregate obligation through June 30, 2007.  The payments were made pursuant to the terms of the stock purchase agreement relating to the purchase price contingency.

The acquisition resulted in the recording of approximately $13.1 million of goodwill.  KNBT also recorded an identifiable intangible asset for Caruso’s customer list of $9.9 million that is being amortized on a straight line basis over 15 years.  The expense related to the amortization of the identifiable intangible asset arising from the Caruso acquisition totaled $165,000 and $331,000 for the three and six-month periods ended June 30, 2007 and 2006, respectively.

Additional information and disclosures concerning the Paragon and Caruso acquisitions can be found in the Company’s Form 10-K for the year ended December 31, 2006.

NOTE C	EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of SFAS No. 128, “Earnings Per Share” (SFAS No. 128).  Basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 were calculated as follows:

	For the Three Months Ended June 30,
	2007			2006
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Income available to common shareholders	$2,012	26,237,836	$0.08	$5,906	27,381,824	$0.22
Effect of dilutive securities
Stock options		152,418	-		153,008	-
Management Recognition and Retention Plan shares		-	-		270,275	-
Total effect of dilutive securities		152,418	-		423,283	(0.01)
Diluted earnings per share			-			-
Income available to common shareholders
plus assumed exercise of options	$2,012	26,390,254	$0.08	$5,906	27,805,107	$0.21

	For the Six Months Ended June 30,
	2007			2006
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Income available to common shareholders	$7,498	26,274,359	$0.29	$11,386	27,711,586	$0.41
Effect of dilutive securities
Stock options		141,019	-		152,953	-
Management Recognition and Retention Plan shares		6,726	-		267,785	-
Total effect of dilutive securities		147,745	(0.01)		420,738	(0.01)
Diluted earnings per share			-			-
Income available to common shareholders
plus assumed exercise of options	$7,498	26,422,104	$0.28	$11,386	28,132,324	$0.40

KNBT had outstanding stock options for the three and six months ended June 30, 2007 to purchase 1,712,980 and 1,690,648 shares of common stock, respectively, with exercise prices ranging from $15.41 to $16.56 per share that were anti-dilutive.  These options were not included in the computation of diluted earnings per share for the three and six months ended June 30, 2007 because the option exercise price was greater than the average market price.  KNBT also had outstanding stock options for the three and six months ended June 30, 2006, to purchase 1,290,400 and 1,266,528 shares of common stock, respectively, at $16.50 to $16.56 per share that were anti-dilutive.

Common stock outstanding for the purpose of calculating basic earnings per share does not include 773,518 and 821,119 unallocated shares held by the Employee Stock Ownership Pan (“ESOP”) at June 30, 2007 and June 30, 2006, respectively.  The exclusion of these unallocated shares held by the ESOP is in accordance with the provisions of Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

Unearned and uncommitted shares of common stock held in the Management Recognition and Retention Plan (“MRRP”) are not considered to be outstanding for basic earnings per share calculations.  At June 30, 2007, unearned MRRP shares totaled 378,600 and uncommitted MRRP shares totaled 55,147.  At June 30, 2006, unearned MRRP shares totaled 379,700 and uncommitted MRRP shares totaled 176,547.

NOTE D	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT’s investment securities held-to-maturity and available-for-sale at June 30, 2007 (unaudited) and December 31, 2006 are as follows:

	At June 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Mortgage-backed securities	$30,125	$-	$(542)	$29,583
Total investments held to maturity	30,125	-	(542)	29,583
Available for sale:
U.S. Government and agencies	47,290	23	(247)	47,066
Obligations of state and political subdivisions	802		(46)	756
Asset-managed funds	4,954	-	(186)	4,768
Mortgage-backed securities	617,992	133	(17,071)	601,054
Corporate and other debt securities	26,720	45	(362)	26,403
Equity securities	2,234	35	(172)	2,097
Total investments available for sale	699,992	236	(18,084)	682,144
Total investment securities	$730,117	$236	$(18,626)	$711,727

	At December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Mortgage-backed securities	$33,532	$-	$(484)	$33,048
Total investments held to maturity	33,532	-	(484)	33,048
Available for sale:
U.S. Government and agencies	95,523	2	(949)	94,576
Asset-managed funds	5,171	-	(167)	5,004
Mortgage-backed securities	703,648	439	(15,595)	688,492
Corporate and other debt securities	68,461	277	(100)	68,638
Equity securities	2,091	79	(26)	2,144
Total investments available for sale	874,894	797	(16,837)	858,854
Total investment securities	$908,426	$797	$(17,321)	$891,902

NOTE E	STOCK BASED COMPENSATION

Stock Option Plans

KNBT maintains the 2004 Stock Option Plan (“2004 Plan”), as well as the stock option plans assumed in prior acquisitions.  The 2004 Plan allows KNBT to grant options covering up to an aggregate of 2,020,118 shares of common stock to key employees and directors.  The options have a term of up to ten years when they are issued and typically vest over a five-year period, except for some options granted to directors that vest over an eight-year period.  The exercise price of each option is the market price of KNBT’s stock on the date of grant.

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

	For the Six Months Ended
	June 30,
	2007	2006
Expected dividend yield	2.50%	2.50%
Expected volatility	22.81%	22.63%
Range of risk-free interest rates	4.87%	4.31% to 4.61%
Range of expected option lives	6.5 years	6.5 to 7 years
Range of fair values	$4.05	$3.77 to $3.85

During the three-month periods ended June 30, 2007 and 2006, KNBT did not grant any new options.  For the six-month periods ended June 30, 2007 and 2006, KNBT granted 180,050 and 217,400 new options to certain employees and directors under the 2004 Plan.  These options vest ratably over a five-year period.

A summary of all of the stock option plans as of June 30, 2007 and 2006 and changes during the quarters are as follows:

	For the Six Months Ended June 30,
	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price
Outstanding as of beginning of year	1,961,432	$ 14.07	1,796,338	$ 13.58
Issued	180,050	16.40	217,400	16.51
Exercised	(6,236)	6.08	(18,758)	5.65
Forfeited	-	-	(5,000)	16.37
Expired	-	-	-	-
Outstanding as of June 30	2,135,246	$ 14.29	1,989,980	$ 13.97

Options exercisable as of June 30	1,062,247	$ 12.17	836,860	$ 10.64

The following table summarizes information concerning KNBT’s stock options outstanding and exercisable at June 30, 2007:

	For the Six Months Ended June 30, 2007
	Options Outstanding			Options Exercisable
Range of	Stock Options	Weighted Average		Stock Options	Weighted Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$3.73 - $4.35	47,155	3.84	$ 4.20	47,155	$ 4.20
$4.36 - $6.37	314,431	4.48	5.67	314,431	5.67
$6.38 - $8.36	57,180	4.51	6.73	57,180	6.73
$11.35 - $16.56	1,716,480	7.46	16.40	643,481	16.41
	2,135,246			1,062,247

The aggregate intrinsic value of the options outstanding as of June 30, 2007 and 2006 was $3.8 million and $5.1 million, respectively. The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between KNBT’s closing stock price on the last trading day of the quarter ended and the exercise price, multiplied by the number of options outstanding). The aggregate intrinsic value of options currently exercisable as of June 30, 2007 was $3.8 million compared to $4.9 million as of June 30, 2006. The weighted average remaining contractual life is 6.02 years for exercisable options outstanding at June 30, 2007. The total intrinsic value of stock options exercised during the quarters ended June 30, 2007 and 2006 was $55,662 and $196,291, respectively.

Compensation cost is generally recognized over the stated vesting period as provided in terms of the option grants.  As of June 30, 2007, there was $4.2 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.29 years.

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides for the ability to grant up to 808,047 restricted shares of KNBT’s common stock to the Company’s directors, advisory directors, officers and employees.  KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which was treated as a reduction of additional paid-in-capital.  Shares awarded to date under the MRRP are generally earned by recipients at a rate of 20% per year beginning on the first anniversary date of the grant.  (Certain grants made in 2006 vest 60% on the third anniversary and 20% per year thereafter.)  On May 6, 2004, 638,000 restricted shares were awarded.  For the year ended December 31, 2005, 10,000 additional MRRP shares were awarded.  On January 26, 2007, 35,000 additional MRRP shares were awarded.  Since the inception of the MRRP, awards covering 29,100 shares were forfeited and made available for future grants.  Except as discussed below, compensation expense for this plan is being recorded over the vesting period and is based on the market value of KNBT’s stock as of the date the awards were made.  The remaining unearned compensation cost of the MRRP shares granted is $4.2 million and the periodic amortization of such cost is recorded as an increase in shareholders’ equity.  Expense under this plan for the three month periods ended June 30, 2007 and 2006 was $531,000 and $534,000, respectively.  Expense under this plan for both the six month periods ended June 30, 2007 and 2006 was $1.1 million.

The MRRP also provides for the ability to issue performance-based restricted share awards.  There were no performance-based restricted shares awarded for the six month period ended June 30, 2007.  During the year ended December 31, 2006, the Board of Directors awarded performance-based restricted share awards covering 85,000 shares subject to increase as described below.  These shares are earned if certain defined corporate performance targets are achieved for fiscal year 2008.  If the targets are achieved, on the third anniversary of the date of grant, 60% of the shares granted will be earned with the remaining 40% being earned pro rata on the fourth and fifth anniversary dates of the grant assuming the recipient remains employed by KNBT at each of such dates.  Furthermore, if the Company exceeds the performance targets for fiscal year 2008, the awards will increase in the aggregate by 14,000 shares.  The grants specifically exclude accelerated vesting in the event of a change in control.  To date, KNBT has not recorded any compensation expense related to these performance-based restricted share awards.

In January 2007, upon further consideration of the grants of the performance-based restricted share awards, the grantees agreed to forfeit any right to receive 40% of the shares subject to the performance-based MRRP grants made in 2006 that would vest on the fourth and fifth anniversary of the grant of such awards (assuming the performance targets are met).  In return for such forfeitures, each grantee agreed to receive a cash bonus in an amount equal to the fair market value of the remaining unvested restricted shares on the third anniversary of the grant date of the performance-based restricted share awards.  Such amount will be paid in a lump sum within five days of the third anniversary of the grant date of the performance-based restricted share awards.

NOTE F	LOANS

A summary of KNBT’s loans receivable at June 30, 2007 (unaudited) and December 31, 2006 is as follows:

	June 30,	December 31,
(in thousands)	2007	2006

Real estate
Residential	$569,474	$493,813
Commercial	381,488	362,244
Construction	61,574	61,288
Total real estate	1,012,536	917,345
Consumer loans	523,232	509,555
Commercial (non-real estate)	223,795	181,103
States and political subdivisions	13,050	13,056
Total gross loans	1,772,613	1,621,059
Mortgage loans held-for-sale	(1,362)	(1,994)
Deferred fees	1,352	1,101
Total loans	1,772,603	1,620,166
Allowance for loan losses	(17,313)	(17,044)
Total net loans	$1,755,290	$1,603,122

The following table shows the amounts of KNBT’s non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at June 30, 2007 (unaudited) and December 31, 2006.

	June 30,	December 31,
(dollars in thousands )	2007	2006

Non-accruing loans	$4,245	$4,869
Accruing loans 90 days or more past due	852	1,058
Total non-performing loans	5,097	5,927

Other real estate owned	126	32
Total non-performing assets	$5,223	$5,959

Total non-performing loans as a percentage of loans, net	0.29%	0.37%
Total non-performing loans as a percentage of total assets	0.18%	0.20%
Total non-performing assets as a percentage of total assets	0.18%	0.21%
Net charge-offs to average loans (net)	0.02%	0.15%

Interest on non-accrual loans which would have been
recorded at the original rate	$487	$459
Interest on non-accrual loans that was reflected in income	39	46
Net decrease in interest income	$(448)	$(413)

KNBT’s recorded investment in impaired loans was $1.0 million at June 30, 2007 and $1.6 million at December 31, 2006.  The valuation allowance related to impaired loans is a part of the allowance for loan losses and was $253,000 at June 30, 2007 and $323,000 at December 31, 2006.  The average impaired loan balance for the six months ended June 30, 2007 was $1.1 million and $2.1 million for the six months ended June 30, 2006.  During the six months ended June 30, 2007 and 2006, KNBT received principal payments on impaired loans of $297,000 and $584,000, respectively.  Income on impaired loans is recognized by KNBT on a cash basis.  KNBT recognized $39,000 in interest income on impaired loans for the six month period ended June 30, 2007, and $5,000 for the six month period ended June 30, 2006.

The following table shows the (unaudited) activity in KNBT’s allowance for loan losses during the periods indicated:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
(dollars in thousands)	2007	2006	2007	2006

Allowance for loan losses, beginning of period	$16,667	$15,963	$17,044	$15,964
Provision for loan losses	645	1,200	645	1,950
Charge-offs
One-to four-family residential	9	7	18	46
Commercial and industrial	94	298	172	302
Consumer	327	449	689	1,242
Total charge-offs	430	754	879	1,590
Recoveries on loans previously charged-off
One-to four-family residential	15	2	15	21
Commercial and industrial	364	134	415	149
Consumer	52	55	73	106
Total recoveries	431	191	503	276
Net loans charged-off	1	(563)	(376)	(1,314)

Allowance for loan losses, at period end	$17,313	$16,600	$17,313	$16,600

NOTE G	RETIREMENT PLANS

1.	Defined Benefit Plans

KNBT participates in a multiple employer defined benefit pension plan, which covered substantially all employees who had 1,000 hours of service during the plan year ended October 2003.  On October 1, 2003, KNBT froze the future accrual of benefits under this plan.  KNBT continues to contribute to this plan for benefits accrued prior to October 2003.  KNBT’s contribution to this plan in the six months ended June 30, 2007 and 2006 was $462,000 and $183,000, respectively, which is included in compensation and employee benefits expense.

As part of the Northeast Pennsylvania Financial Corp., (“NEPF”) merger, KNBT assumed the multiple employer defined benefit pension plan of NEPF.  This plan covered all employees who were age 21 or older and had one year of service at the time the plan was frozen.  NEPF had amended the plan and froze the benefits for the then current participants of the plan.  For the six months ended June 30, 2007 and 2006, KNBT contributed approximately $249,000 and $239,000, respectively, to the NEPF pension plan, which is included in compensation and employee benefits expense.

KNBT expects to contribute an additional $230,000 in the aggregate to the two pension plans through December 31, 2007.

2.	Directors’ Deferred Plan

KNBT, as a part of previous acquisitions, assumed the deferred compensation plan for certain former directors of First Colonial.  This Plan has been subsequently frozen and no future deferrals are permitted.  The plan requires annual payments for periods of five to fifteen years beginning at age 65 or death.  The annual benefit is based upon the amount deferred plus interest.  KNBT has recorded the deferred compensation liabilities using the present value method.  The net periodic defined benefit expense for the six months ended June 30, 2007 and June 30, 2006 was as follows:

	June 30,
(in thousands)	2007	2006

Service cost	$-	$-
Interest cost	8	8
Net amortization and deferral of prior service costs	-	-
Amortization of net loss	-	1
Net periodic benefit cost	$8	$9

KNBT currently expects to contribute a total of approximately $17,000 to this plan in the year ended December 31, 2007.

NOTE H	NEW ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement No. 159 (SFAS 159), “The Fair Value Option for Financial Assets and Financial Liabilities,” which gives entities the option to measure eligible financial assets and liabilities and firm commitments at fair value, on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards.  The election to use the fair value option is available when an entity first recognizes a financial asset or liability or upon entering into a firm commitment.  Subsequent changes in fair value must be recorded in earnings.  Additionally, SFAS 159 allows for a one-time election for existing positions upon early adoption with the transition adjustment recorded to beginning retained earnings.  The Company did not early adopt SFAS 159 and believes that the adoption, effective January 1, 2008, will not have a significant effect on its consolidated financial statements.

In September 2006, FASB Issued Statement No. 157 (SFAS 157), “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Under SFAS 157 fair value measurements are not adjusted for transactions costs.  The Company has evaluated the impact the adoption of SFAS 157 and believes it will not have a significant effect on its consolidated financial statements.

In September 2006, the FASB ratified a consensus opinion reached by the Emerging Issues Task Force (“EITF”) on EITF Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which requires employers that enter into endorsement split-dollar life insurance arrangements that provide an employee with a postretirement benefit to recognize a liability for the future benefits promised based on the substantive agreement made with the employee. Whether the accrual is based on a death benefit or on the future cost of maintaining the insurance would depend on what the employer has effectively agreed to provide during the employee’s retirement. The purchase of an endorsement-type life insurance policy does not qualify as a settlement of the liability. The consensus in EITF Issue 06-4 is effective for fiscal years beginning after December 15, 2007.  After performing an evaluation, the Company believes that the adoption of EITF Issue 06-4 will not have a significant effect on its consolidated financial statements.

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

In July 2006, FASB issued Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  FIN 48 also addressed how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense be recognized in the first period interest would be accrued under the tax law.  KNBT’s policy, if any uncertain tax positions should occur, is that interest and penalties on unrecognized tax benefits would be part of income tax expense.  KNBT adopted FIN 48 on January 1, 2007.  The adoption of this standard did not result in a change to its beginning equity.  As of the date of adoption and as of the quarter ended June 30, 2007, KNBT did not have any liabilities for unrecognized tax benefits.  KNBT does not anticipate any significant changes in relation to unrecognized tax benefits within the next twelve months.  With few exceptions, KNBT is no longer subject to U.S. Federal or State tax examinations by tax authorities for years before 2003.

In March 2006, FASB issued Statement No. 156 (SFAS 156), “Accounting for Servicing of Financial Assets”.  SFAS 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 156 permits, but does not require, an entity to choose either the amortization method or the fair value.  SFAS 156 is effective for fiscal years beginning after September 15, 2006.  The adoption of SFAS 156 by KNBT in January 2007 did not have a significant effect on the Company’s consolidated financial statements.

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

On October 27, 2004, KNBT’s Board of Directors announced its first share repurchase program.  Under the initial program, which was completed during the third quarter of 2005, KNBT repurchased a total of 3,062,486 shares at an average price per share of $15.91.  On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares, which was completed in July 2006 at an average cost of $16.30 per share.  On June 26, 2006, the Board of Directors authorized another share repurchase program of up to ten percent or approximately 2,807,219 shares of the Company’s outstanding stock.  At August 3, 2007, a total of 1,154,422 shares pursuant to this plan had been purchased at an average cost of $14.31.

NOTE K	INCOME TAXES

KNBT accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. As of December 31, 2004, the Company had a $5.2 million deferred tax asset related to a charitable contribution carryover that expires in 2008. On April 1, 2005, the Company completed its acquisition of Caruso, which gave rise to $15.9 million of tax deductible goodwill and other identifiable intangible assets. On May 19, 2005, the Company completed its acquisition of NEPF which included a net operating loss carryover of approximately $20.0 million. The ability of KNBT to use the net operating loss carryforward acquired in connection with the acquisition of NEPF will be subject to certain limitations and can be carried forward for 20 years. In addition, the amount of KNBT’s income that can be offset by the net operating loss carryforward in any given tax year will be limited to an amount equal to the long-term tax-exempt rate as established by the Internal Revenue Service multiplied by the value of NEPF at the time of its acquisition by KNBT which is the price paid by KNBT to acquire all of the stock of NEPF.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. During the third quarter ended September 30, 2005, management determined that it was necessary to provide a valuation allowance relating to the deferred tax asset pertaining to the federal income tax deductibility of its charitable contribution carryover.  Consequently, KNBT recorded an initial $1.1 million allowance that was included in tax expense for the third quarter of 2005. During the quarter ended June 30, 2007, KNBT, upon further evaluation, recorded an additional charge of $650,000 to the allowance related to the deductibility of the charitable contribution.  Based upon the level of historical taxable income and projections for future taxable income, management believes it is more likely than not the Company will realize the benefits of all other recorded deferred tax assets.

NOTE L	BALANCE SHEET RESTRUCTURING

On April 17, 2007, KNBT sold $81.7 million of agency securities, classified as available for sale, with an average yield of 4.14% recognizing a pre-tax loss of $2.2 million.  The transaction reduced diluted earnings per share by $0.05 for the three months ended June 30, 2007.  The proceeds from the security sales were used to repay FHLB debt, the redemption of trust preferred securities and the purchase of agency securities.

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

On June 26, 2007, KNBT has exercised its option to redeem $15.4 million of subordinated debentures. The interest rate on these securities was variable, adjusting quarterly at three-month LIBOR plus 345 basis points.   At June 30, 2007, the interest rate was 8.80%.

NOTE M	RECLASSIFICATIONS

Certain reclassifications of the prior year’s amounts have been made to conform to the June 30, 2007 presentation.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward – Looking Statements

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

KNBT recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carryforwards and tax credits.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  In 2005, a valuation allowance of $1.1 million was established to write down the deferred tax asset to its net realizable value.  The valuation allowance was increased $650,000 in the quarter ended June 30, 2007 upon further analysis of the Company’s operations.  Management believes this valuation allowance is reasonable.

Goodwill and other identifiable intangible assets are subject to impairment testing at least annually to determine whether write-downs of the recorded balance are necessary.  KNBT tests for impairment based on the goodwill maintained at each defined reporting unit.  A fair value is determined for each reporting unit based on at least one of three different market valuation methodologies.  If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary.  If the fair value of the reporting unit is less, an expense may be required to be recognized on KNBT’s books to write down the related goodwill to the proper carrying value.  As of June 30, 2007, KNBT’s recorded goodwill totaled $109.9 million compared to $105.9 million at December 31, 2006.  During the first quarter of 2007, KNBT finalized its valuations with respect to the Paragon acquisition.

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

The fair value of our stock option grants is estimated at the date of grant using the Black-Scholes option-valuation model.  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions.  KNBT utilizes the following assumptions when estimating fair value of its stock option grants under SFAS No. 123(R): expected volatility, based on the historical volatility of KNBT’s traded stock and peer group comparisons; expected term, calculated using the simplified method; expected dividend yield, based on historical patterns and peer group performance; and the risk free interest rate, based on the U.S. Treasury yield curve at the time of the grant.  KNBT uses historical data to estimate the likelihood of option exercise and employee termination within the valuation model.

Comparison of Financial Condition as of June 30, 2007 and December 31, 2006

Assets.  KNBT’s total assets were $2.9 billion at both June 30, 2007 and December 31, 2006.  Although asset growth was essentially flat, net loans receivable increased $152.2 million or 9.5% to $1.8 billion compared to $1.6 billion at December 31, 2006.  Cash and cash equivalents increased $21.4 million or 35.5% to $81.6 million at June 30, 2007 compared to $60.2 million at December 31, 2006.  The growth in loans receivable was primarily due to an increase of $75.7 million or 15.3% in residential real estate loans and an increase of $42.7 million or 23.6% in commercial loans.  The primary reason for the increase in cash and cash equivalents was due to liquidity caused by the maturity and sale of investments and increased deposits at June 30, 2007.  The increase in net loans receivable and cash and cash equivalents were offset by a $180.1 million or 20.2% decrease in investment securities to $712.3 million at June 30, 2007 compared to $892.4 at December 31, 2006.  During the same periods, the available-for-sale category decreased $176.7 million or 20.6%, which was primarily attributable to a decrease of $87.4 million or 12.7% in mortgage-backed securities, a decrease of $47.5 million or 50.2% in agency securities and a decrease of $42.2 million or 61.5% in corporate and other debt securities.  The primary reason for the decrease in investment securities during the second quarter of 2007 was to repay FHLB debt, the redemption of subordinated debt and to purchase agency securities (see NOTE L “Balance Sheet Restructuring”).

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

Non-performing loans decreased $830,000 or 14.0% to $5.1 million at June 30, 2007 compared to $5.9 million at December 31, 2006.  The decrease was primarily due to a decline of $156,000 or 7.2% in non-performing residential mortgage loans, a decrease of $515,000 or 33.2% in non-performing commercial loans and a decrease of $159,000 or 7.2% in non-performing consumer loans.  Total non-performing loans as a percentage of net loans declined to 0.29% at June 30, 2007 compared to 0.37% at December 31, 2006.

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review KNBT’s allowance for loan losses.  Such agencies may require KNBT to make additional provisions for estimated loan losses based upon judgments different from those of management.  As of June 30, 2007, KNBT’s allowance for loan losses was 0.98% of total loans receivable compared to 1.05% at December 31, 2006.

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

Liabilities.  KNBT’s total liabilities equaled $2.5 billion at June 30, 2007 and at December 31, 2006.  Total deposits increased $72.7 million or 3.8% to $2.0 billion at June 30, 2007 compared to $1.9 billion at December 31, 2006.  The increase reflects, in part, KNBT’s continuing efforts to boost the level of checking accounts, money market accounts and other core deposits.  Core deposits consist of all deposits other than certificates of deposit.  FHLB advances declined $119.8 million or 23.1% to $399.3 million at June 30, 2007 compared to $519.2 million at December 31, 2006.  Maturing advances were the primary reason for the decline.  Securities sold under agreements to repurchase increased $59.0 million or 130.2% to $104.3 million at June 30, 2007 compared to $45.3 million at December 31, 2006.  The primary reason for the increase was the purchase of a $25.0 million structured repurchase agreement taking advantage of favorable funding opportunities. Subordinated debt decreased $22.4 million or 59.6% due primarily to the redemption of trust preferred securities. (See NOTE L “Balance Sheet Restructuring”)

Shareholders’ Equity.  Shareholders’ equity totaled $352.3 million at June 30, 2007 compared to $356.0 million at December 31, 2006, a decrease of $3.8 million or 1.1%. The decrease in shareholders’ equity was primarily the result of the continued repurchase of shares of KNBT common stock through the Company’s stock repurchase programs and the payment of cash dividends offset in part by net income earned during the period.  During the six-month period ended June 30, 2007, KNBT repurchased 487,380 shares of its common stock at an aggregate cost of $7.3 million.  Dividends declared and paid during the six month period ended June 30, 2007 reduced retained earnings by $4.8 million. Net income for the six months ended June 30, 2007 was $7.5 million.   KNBT committed to release 23,801 shares of the Company’s common stock during the six months ended June 30, 2007 pursuant to the ESOP with a value as calculated in accordance with SOP 93-6 of approximately $337,000.

Regulatory capital for KNBT and the Bank at June 30, 2007 and December 31, 2006 are shown in the following tables.

	At June 30, 2007
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(To risk-weighted assets)
Company (consolidated)	$261,929	13.13%	$159,552	8.00%	N/A	N/A
Bank	$223,907	11.04%	$162,321	8.00%	$202,901	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$244,616	12.27%	$79,776	4.00%	N/A	N/A
Bank	$206,840	10.18%	$81,160	4.00%	$121,741	6.00%
Tier I Capital
(To average assets, leverage)	$244,616	8.87%	$110,322	4.00%	N/A	N/A
Company (consolidated)	$206,840	7.41%	$111,562	4.00%	$139,452	5.00%
Bank

	At December 31, 2006
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(To risk-weighted assets)
Company (consolidated)	$288,207	14.83%	$155,432	8.00%	N/A	N/A
Bank	$256,766	13.23%	$155,320	8.00%	$194,151	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$271,163	13.96%	$77,716	4.00%	N/A	N/A
Bank	$239,722	12.35%	$77,660	4.00%	$116,490	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$271,163	9.77%	$111,068	4.00%	N/A	N/A
Bank	$239,722	8.55%	$112,157	4.00%	$140,196	5.00%

Liquidity.  KNBT’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source.  KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs.  For the six months ended June 30, 2007, the average balance of FHLB advances and Federal funds purchased were $467.5 million and $4.2 million, respectively.  For the six months ended June 30, 2006 the average balance of FHLB advances was $670.1 million.  KNBT had no Federal funds purchased during the six months ended June 30, 2006. To date, KNBT’s borrowings have consisted primarily of advances from the FHLB of Pittsburgh and overnight funds from banks.

“GAP” Analysis.  The following interest rate sensitivity “GAP” table sets forth the amounts of KNBT’s interest-earning assets and interest-bearing liabilities outstanding at June 30, 2007, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at June 30, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 12% to 32%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” in the first year of the analysis of 11%, 11% and 12%, respectively.

	At June 30, 2007
		More than	More than	More than	More than
	3 Months	3 Months	6 Months	1 Year	3 Years	More than
(dollars in thousands)	or Less	to 6 Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
Interest-earning assets (1):
Deposits at other institutions	$30,388	$-	$-	$-	$-	$-	$30,388
Loans receivable (2)	372,850	85,362	155,942	490,123	296,048	373,640	1,773,965
Investment securities, debt	77,559	44,251	67,904	251,287	140,235	128,890	710,126
Investment securities, equity	-	-	-	-	-	28,156	28,156
Total interest-earning assets	$480,797	$129,613	$223,846	$741,410	$436,283	$530,686	$2,542,635
Cumulative total interest-
earning assets	$480,797	$610,410	$834,256	$1,575,666	$2,011,949	$2,542,635	$2,542,635
Interest-bearing liabilities:
Savings deposits	$6,093	$7,808	$11,192	$38,589	$30,318	$111,144	$205,144
Interest-bearing checking deposits	7,174	6,961	13,308	45,886	50,674	117,540	241,543
Money market deposits	18,394	17,848	34,122	117,654	269,282	162,022	619,322
Certificates of deposit	135,829	129,527	287,386	140,879	12,442	1,852	707,915
FHLB advances and other
borrowings	184,080	45,403	35,401	166,339	34,406	53,469	519,098
Total interest-bearing
liabilities	$351,570	$207,547	$381,409	$509,347	$397,122	$446,027	$2,293,022
Cumulative total interest-
bearing liabilities	$351,570	$559,117	$940,526	$1,449,873	$1,846,995	$2,293,022	$2,293,022
Interest-earning assets
less interest-bearing
liabilities	$129,227	$(77,934)	$(157,563)	$232,063	$39,161	$84,659	$249,613
Cumulative interest-rate
sensitivity gap (3)	$129,227	$51,293	$(106,270)	$125,793	$164,954	$249,613
Cumulative interest-rate gap as a
percentage of total assets at
June 30, 2007	4.47%	1.78%	(3.68%)	4.35%	5.71%	8.64%
Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at June 30, 2007	136.76%	109.17%	88.70%	108.68%	108.93%	110.89%

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

Comparison of Operating Results for the Three and Six Months Ended June 30, 2007 and 2006

Results of Operations.  Net income is affected by five major elements: (1) net interest income, or the difference between interest income earned on loans and investments and interest expense paid on deposits and borrowed funds; (2) the provision for loan losses, or the amount added to the allowance for loan losses to provide reserves for inherent losses on loans; (3) non-interest income, which is made up primarily of certain fees, wealth management income and gains and losses from sales of securities or other transactions; (4) non-interest expense, which consists primarily of salaries, employee benefits and other operating expenses; and (5) income taxes. Each of these major elements will be reviewed in more detail in the following discussion.

Net Interest Income.  Net interest income represents the difference between income on interest-earning assets and expense paid on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is the primary source of earnings for KNBT.  Therefore, the interest rate environment has material impact on KNBT’s earnings.  The traditional view of the banking business holds that banks pay interest on their deposits based upon shorter term interest rates while making loans tied to longer term interest rates.  As a result, KNBT is able to increase net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive.  This embraces the view that funding costs are more directly tied to shorter term rates, while loan rates are more tied to intermediate and longer term rates. However, in 2004, the yield curve flattened and remained so during 2005 and 2006 and through the period ended June 30, 2007, resulting in a compressed net interest margin since long-term rates were the same as or, increased less than short-term rates (an inverted yield curve).  KNBT believes that net interest margins for its industry will continue to be challenged if the yield curve remains flat or inverted, as competition for loans and deposits remains intense, as customers continue to migrate from lower rate to higher rate deposits or other products, and as the benefit of adding or repricing investment securities is diminished.

For the three months ended June 30, 2007, KNBT’s net interest income was $17.5 million, a decrease of $1.0 million or 5.5% compared to $18.5 million for the same period in 2006. For the six months ended June 30, 2007, net interest income was $34.8 million, a decrease of $2.5 million or 6.6% compared to $37.3 million for the six months ended June 30, 2006.  The decrease in both periods was mainly the result of the effects resulting from the flat to inverted yield curve that has persisted over this timeframe, combined with a continued shift in deposit mix away from lower-cost deposit products to higher-cost consumer and other time deposits.  KNBT’s average interest-earning assets totaled $2.5 billion for the three months ended June 30, 2007 compared to $2.6 billion for the same period in 2006.  Average interest-earning assets for the six month period ended June 30, 2007 were $2.5 billion, a $109.5 million or 4.1% decrease over average interest-earning assets of $2.6 billion for the same period in 2006.  Average interest-bearing liabilities were $2.3 billion for the three months ended June 30, 2007 compared to $2.4 billion for the comparable period in 2006.  Average interest-earnings liabilities for the six month period ended June 30, 2007 totaled $2.3 billion, a $108.4 million or 4.5% decrease from average interest-bearing liabilities of $2.4 billion for the same period in 2006.  The decrease in both interest-earning assets and in interest-bearing liabilities was primarily the result of KNBT’s continuing its efforts to reduce debt through paying-off rather than refinancing maturing FHLB advances, extinguishing debt as it did in its debt extinguishment transaction in March and June of 2006, calling its trust preferred debt and repurchasing shares as part of its ongoing share repurchase programs.

KNBT’s average interest rate spread on a tax equivalent basis was 2.45% and 2.46% for the three and six month periods ended June 30, 2007, respectively, compared to 2.64% and 2.63% for the three and six month periods ended June 30, 2006.  The effective tax rate used for the taxable equivalent adjustment was 35%.  The net interest margin, a measure of net interest income performance, is determined by dividing net interest income on a tax equivalent basis by the average balance of total interest-earning assets.  The net interest margin on a tax-equivalent basis for the three and six month periods ended June 30, 2007 was 2.79% and 2.78%, respectively, compared to 2.90% for both the same periods in 2006.  KNBT’s net interest margin and average interest rate spread has contracted from the comparable 2006 levels due to increased deposit costs and the flat to inverted yield curve which has increased short-term funding costs at a faster rate than yields on interest-earning assets.  The flattening of the yield curve that was experienced in 2006 as well as through the second quarter of 2007 and the associated impact of funding KNBT’s ongoing share repurchase programs has negatively impacted our margin and compressed the interest rate spread between our longer term assets and our shorter term liabilities.

KNBT presents its net interest margin on a tax-equivalent basis because management believes that presentation of its net interest margin and average interest rate spread on a tax-equivalent basis provides information that is useful for a proper understanding of the operating results of KNBT's business.  These disclosures should not be viewed as a substitute for operating results determined in accordance with generally accepted accounting principles (“GAAP”) nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies. Without the adjustment for tax-free income, the net interest margin was 2.75% and 2.74%, respectively, for the three and six month periods ended June 30, 2007 compared to 2.83% and 2.82% for the same respective periods in 2006.  See “-Average Balances, Net Interest Income, and Yields Earned and Rates Paid.”

Interest Income.  KNBT’s total interest income was $37.7 million for the three-month period ended June 30, 2007, a $1.0 million or 2.8% increase compared to $36.7 million in total interest income for the three-month period ended June 30, 2006.  For the six months ended June 30, 2007, total interest income was $74.7 million, a $1.8 million or 2.5% increase compared to $72.9 million for the six months ended June 30, 2006.  The increase in total interest income was primarily attributable to an increase in interest income on loans.  Interest income on loans totaled $28.0 million for the three months ended June 30, 2007, an increase of $4.5 million, or 19.0%, compared to $23.5 million for the three months ended June 30, 2006.  For the six months ended June 30, 2006, interest income on loans was $54.1 million, an $8.0 million or 17.4% increase compared to $46.1 million for the same period in 2006 reflecting, in large part, the effects of the increase in the average balance of loans for the six-month period ended June 30, 2007 by $197.0 million or 13.1% to $1.7 billion compared to $1.5 billion for the six-month period ended June 30, 2006.

Interest income on investment securities for the three months ended June 30, 2007 was $8.8 million, a $4.1 million or 31.9% decrease compared to $12.9 million for the same period in 2006.  For the six months ended June 30, 2007, interest income on investment securities was $19.6 million, a decrease of $6.7 million or 25.6% compared to $26.4 million for the six months ended June 30, 2006.  The decrease in interest income on investment securities was primarily driven by a decrease in the average balance of investment securities caused by the sale and maturing of investment securities.  Proceeds from the security sales were used to fund the growth in the loan portfolio, repay FHLB debt and the redemption of subordinated debt securities and also used to fund common stock purchases pursuant to KNBT’s stock repurchase programs.  The average balance of investment securities for the six-month period ended June 30, 2007 decreased $321.3 million or 28.3% to $816.0 million compared to $1.1 billion for the six-month period ended June 30, 2006.

Interest Expense.  KNBT’s total interest expense for the three months ended June 30, 2007 was $20.2 million, an increase of $2.1 million or 11.3%, compared to $18.1 million for the same period in 2006.  For the six months ended June 30, 2007, total interest expense was $39.9 million an increase of $4.3 million or 11.9% over the six month period ended June 30, 2006.  The growth in interest expense reflects the continued implementation of KNBT’s strategy to use core deposits to satisfy a portion of its funding needs rather than borrowing as previously mentioned and can also be attributed to KNBT customers shifting funds into higher yielding deposits.  The growth in interest expense was partially offset by the redemption of subordinated debt securities and KNBT’s paying off FHLB debt rather than refinancing.  Interest expense on deposits totaled $14.3 million for the three months ended June 30, 2007, an increase of $3.5 million or 32.6%, compared to $10.7 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007, interest expense on deposits totaled $27.6 million, an increase of $7.1 million or 34.6% compared to $20.5 million for the six months ended June 30, 2006.  Interest on FHLB advances, subordinated debt and securities sold under agreements to repurchase for the three months ended June 30, 2007 totaled $5.9 million, a decrease of $1.5 million or 19.7% compared to $7.4 million for the same period in 2006.  For the six months ended June 30, 2007, interest on FHLB advances, subordinated debt and securities sold under agreements to repurchase for the totaled $12.3 million, a decrease of $2.9 million or 18.9% compared to $15.1 million for the same period in 2006.

The increase in interest expense on deposits for the three month and six month periods ended June 30, 2007 compared to the same period in 2006 was primarily due to the increase in the average rate paid on deposits. The Federal Reserve Board’s increases in short-term rates in 2006 which increased market rates generally have resulted in KNBT having to increase rates paid on deposits.  Consequently, due to the increase in short-term rates, and despite intense competitive pressure, higher cost, short-term time deposits have now become a more favorable funding source than short- term borrowing obligations.  The average rate paid on deposits increased 67 basis points to 3.26% for the three-month period ended June 30, 2007 compared to the same period in 2006.  For the six month period ended June 30, 2007, the average rate paid on deposits increased 70 basis points to 3.20% compared to the same period in 2006. The average balance of interest-bearing deposits increased $82.9 million or 5.0% to $1.7 billion for the six months ended June 30, 2007 compared to $1.6 billion for the same period in 2006.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense and the resulting costs on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.  The table includes information adjusted to a tax-equivalent basis for the Company’s tax-exempt investment securities and loans.  The presentation on a tax-equivalent basis may be considered to include non-GAAP information.

	For the Three Months Ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Interest-bearing balances with banks	$23,967	$310	5.17%	$14,329	$145	4.05%
Federal funds sold	45,293	610	5.39%	8,199	98	4.78%
Investment securities
Taxable (1)	745,363	8,806	4.73%	1,048,208	12,356	4.72%
Tax-exempt (2)	-	-	-	48,448	877	7.24%
Loans receivable (2) (3)	1,747,105	28,193	6.45%	1,516,016	23,666	6.24%
Allowance for loan losses	(16,881)			(16,102)
Net loans	1,730,224	28,193	6.52%	1,499,914	23,666	6.31%
Total interest-earning assets	2,544,847	37,919	5.96%	2,619,098	37,142	5.67%
Non-interest-earning assets	347,227	-		356,434	-
Total assets, interest income	$2,892,074	37,919		$2,975,532	37,142
Interest-bearing liabilities
Demand deposits	$239,374	$527	0.88%	$233,862	$325	0.56%
Money market deposits	596,137	5,640	3.78%	380,712	2,780	2.92%
Savings deposits	209,224	246	0.47%	257,816	292	0.45%
Certificates of deposit	706,063	7,839	4.44%	784,583	7,352	3.75%
Total interest-bearing deposits	1,750,798	14,252	3.26%	1,656,973	10,749	2.59%
Securities sold under agreements
to repurchase	79,452	847	4.26%	48,037	434	3.61%
Federal funds purchased	40	1	5.40%	-	-	-
FHLB advances	440,220	4,483	4.07%	646,603	6,269	3.88%
Other debt	31,919	608	7.62%	38,713	689	7.12%
Total interest-bearing liabilities	2,302,429	20,191	3.51%	2,390,326	18,141	3.04%
Non-interest-bearing liabilities
Non-interest-bearing deposits	195,409	-		196,149	-
Other liabilities	33,686	-		32,388	-
Total liabilities	2,531,524	20,191		2,618,863	18,141
Shareholders' equity	360,550	-		356,669	-
Total liabilities
and shareholders' equity, interest expense	$2,892,074	20,191		$2,975,532	18,141

Net interest income on
tax-equivalent basis (2)		17,728			19,001
Net interest spread on
tax-equivalent basis (4)			2.45%			2.64%
Net interest margin on
tax-equivalent basis (5)			2.79%			2.90%
Tax-exempt adjustment		(226)	(0.04%)		(480)	(0.07%)

Net interest income and margin (4) (5)		$17,502	2.75%		$18,521	2.83%
Average interest-earning assets
to average interest-bearing liabilities			110.53%			109.57%

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a tax-equivalent basis. The tax-equivalent adjustments included above are $226,000 and $480,000 for the three months ended June 30, 2007 and 2006, respectively.
The effective tax rate used for the tax-equivalent adjustment was 35%.
(3) Loan expenses of $173,116 and $43,724 for the three months ended June 30, 2007 and 2006, respectively, are included in interest income. Average loan balances include non-accruing loans of $4.1 million and $6.6 million and average loans held-for-sale of $1.4 million and $330,000 for the three months ended June 30, 2007 and 2006, respectively.
(4) Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax-equivalent basis, and the rate paid on interest-bearing liabilities. On a GAAP basis, the Company's net interest spread was 2.41% and 2.57%
for the three months ended June 30, 2007 and 2006, respectively.
(5) Net interest margin is computed on a GAAP basis by dividing net interest income by average interest-earning assets.

	For the Six Months Ended June 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Interest-bearing balances with banks	$13,043	$333	5.11%	$18,453	$370	4.01%
Federal funds sold	25,336	668	5.27%	4,122	98	4.75%
Investment securities
Taxable (1)	815,990	19,628	4.81%	1,079,551	25,025	4.64%
Tax-exempt (2)	-	-	-	57,737	2,072	7.18%
Loans receivable (2) (3)	1,698,599	54,541	6.42%	1,501,634	46,438	6.18%
Allowance for loan losses	(16,952)			(15,993)
Net loans	1,681,647	54,541	6.49%	1,485,641	46,438	6.25%
Total interest-earning assets	2,536,016	75,170	5.93%	2,645,504	74,003	5.59%
Non-interest-earning assets	348,506	-		351,580	-
Total assets, interest income	$2,884,522	75,170		$2,997,084	74,003
Interest-bearing liabilities
Demand deposits	$236,768	1,031	0.87%	$231,553	604	0.52%
Money market deposits	569,191	10,608	3.73%	375,759	5,394	2.87%
Savings deposits	210,691	510	0.48%	259,279	577	0.45%
Certificates of deposit	709,168	15,499	4.37%	776,363	13,963	3.60%
Total interest-bearing deposits	1,725,818	27,648	3.20%	1,642,954	20,538	2.50%
Securities sold under agreements
to repurchase	68,850	1,444	4.19%	58,054	1,028	3.54%
Federal funds purchased	4,238	113	5.33%	-	-	-
FHLB advances	467,527	9,409	4.03%	670,147	12,782	3.81%
Other debt	35,121	1,318	7.51%	38,772	1,328	6.85%
Total interest-bearing liabilities	2,301,554	39,932	3.47%	2,409,927	35,676	2.96%
Non-interest-bearing liabilities
Non-interest-bearing deposits	192,936	-		190,910	-
Other liabilities	30,346	-		32,753	-
Total liabilities	2,524,836	39,932		2,633,590	35,676
Shareholders' equity	359,686	-		363,494	-
Total liabilities
and shareholders' equity, interest expense	$2,884,522	39,932		$2,997,084	35,676

Net interest income on		35,238
tax-equivalent basis (2)					38,327
Net interest spread on
tax-equivalent basis (4)			2.46%			2.63%
Net interest margin on
tax-equivalent basis (5)			2.78%			2.90%
Tax-exempt adjustment		(435)	(0.04%)		(1,071)	(0.08%)

Net interest income and margin (4) (5)		$34,803	2.74%		$37,256	2.82%
Average interest-earning assets
to average interest-bearing liabilities			110.19%			109.78%

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a tax-equivalent basis. The tax-equivalent adjustments included above are $435,000 and $1,071,000 for the six months ended June 30, 2007 and 2006, respectively.
The effective tax rate used for the tax-equivalent adjustment was 35%.
(3) Loan (expenses) fees of $(288,224) and $5,468 for the six months ended June 30, 2007 and 2006, respectively, are included in interest income. Average loan balances include non-accruing loans of $4.3 million and $6.8 million and average loans held-for-sale of $1.7 million and $444,000 for the six months ended June 30, 2007 and 2006, respectively.
(4) Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax-equivalent basis, and the rate paid on interest-bearing liabilities. On a GAAP basis, the Company's net interest spread was 2.42% and 2.55%
for the six months ended June 30, 2007 and 2006, respectively.
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

	For the Three Months Ended
	June 30, 2007		June 30, 2006
		Average		Average
(dollars in thousands)	Interest	Yield/Cost	Interest	Yield/Cost

Investment securities - nontaxable	$-	-	$570	4.71%
Tax-equivalent adjustments	-		307
Investment securities - nontaxable to a taxable equivalent yield	$-	-	$877	7.24%

Loans receivable - nontaxable	$420	4.24%	$321	3.89%
Tax-equivalent adjustments	226		173
Loans receivable - nontaxable to a taxable equivalent yield	$646	6.52%	$494	5.98%

Net interest income	$17,502		$18,521
Tax-equivalent adjustment	226		480
Net interest income, tax equivalent	$17,728		$19,001
Net interest rate spread, no tax adjustment		2.41%		2.57%
Net interest margin, no tax adjustment		2.75%		2.83%

	For the Six Months Ended
	June 30, 2007		June 30, 2006
		Average		Average
(dollars in thousands)	Interest	Yield/Cost	Interest	Yield/Cost

Investment securities - nontaxable	$-	-	$1,348	4.67%
Tax-equivalent adjustments	-		725
Investment securities - nontaxable to a taxable equivalent yield	$-	-	$2,073	7.18%

Loans receivable - nontaxable	$807	4.18%	$644	3.90%
Tax-equivalent adjustments	435		346
Loans receivable - nontaxable to a taxable equivalent yield	$1,242	6.43%	$990	6.00%

Net interest income	$34,803		$37,256
Tax-equivalent adjustment	435		1,071
Net interest income, tax equivalent	$35,238		$38,327
Net interest rate spread, no tax adjustment		2.42%		2.55%
Net interest margin, no tax adjustment		2.74%		2.82%

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

	Three Months Ended June 30, 2007			Six Months Ended June 30, 2007
	Compared to Three Months Ended June 30, 2006			Compared to Six Months Ended June 30, 2006
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest Income:
Interest-bearing deposits with banks	$67	$98	$165	$71	$(108)	$(37)
Federal funds sold	69	443	512	66	504	570
Investment securities (1)	(188)	(4,239)	(4,427)	186	(7,655)	(7,469)
Loans receivable, net (2)	920	3,607	4,527	2,012	6,091	8,103
Total interest-earning assets	868	(91)	777	2,335	(1,168)	1,167
Interest Expense:
Demand deposits	194	8	202	413	14	427
Money market deposits	1,287	1,573	2,860	2,437	2,777	5,214
Savings deposits	9	(55)	(46)	41	(108)	(67)
Certificates of deposit	1,223	(736)	487	2,745	(1,209)	1,536
Total interest-bearing deposits	2,713	790	3,503	5,636	1,474	7,110
Securities sold under agreements to repurchase	129	284	413	225	191	416
FHLB advances and other borrowings	216	(2,000)	(1,784)	492	(3,752)	(3,260)
Other debt	39	(121)	(82)	115	(125)	(10)
Total interest-bearing liabilities	3,097	(1,047)	2,050	6,468	(2,212)	4,256
(Decrease) increase in net interest income (3)	$(2,229)	$956	$(1,273)	$(4,133)	$1,044	$(3,089)

(1) Total decrease in interest income on investment securities on a nontaxable equivalent basis would be $4,120,000 and $6,744,000 for the three and six month comparisons, respectively.
(2) Total increase in interest income on loans receivable on a nontaxable equivalent basis would be $4,474,000 and $8,014,000 for the three and six month comparisons, respectively.
(3) Total decrease in net interest income on a nontaxable equivalent basis would be $1,019,000 and $2,453,000 for the three and six month comparisons, respectively.

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

KNBT made a provision for loan losses of $645,000 for the three months ended June 30, 2007 compared to $1.20 million for the three months ended June 30, 2006, a decrease of $555,000 or 46.3%.  For the six months ended June 30, 2007, the provision for loan losses was $645,000, a $1.3 million decrease or 66.9% compared to the same period in 2006.  KNBT has made provisions in order to maintain the allowance for loan losses at a level that to the best of its knowledge covers all known and inherent losses that are both probable and reasonable to estimate at the dates presented in KNBT’s loan portfolio.  The allowance for loan loss to total loans at June 30, 2007 was 0.98% compared to 1.05% at December 31, 2006.  For the six months ended June 30, 2007, charge-offs were primarily related to consumer loans.  Non-performing loans totaled $5.1 million and $5.9 million at June 30, 2007 and December 31, 2006, respectively.  At June 30, 2007, KNBT’s allowance for loan losses was 339.7% of non-performing loans compared to 287.6% at December 31, 2006.

       Non-Interest Income.  Non-interest income decreased $3.4 million or 32.3% to $7.1 million for the three months ended June 30, 2007 compared to $10.4 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007, non-interest income totaled $16.8 million, a decrease of $2.8 million or 14.1% compared to the same period in 2006. The decrease in non-interest income for the three and six months ended June 2007 compared to the same periods in 2006 was primarily attributed to the sale of $81.7 million of agency securities, classified as available for sale, with an average yield of 4.14%, resulting in a pretax loss of $2.2 million.  For the three month period ended June 30, 2007, the net loss on sale of investments was $2.2 million, compared to a net gain of $1.6 million for the same period in 2006.  For the six month period ended June 30, 2007, the net loss on the sale of investments was $1.6 million compared to a net gain of $1.7 million for the same period in 2006.  The proceeds from the security sales were used to repay FHLB debt, the redemption of subordinated debt securities and the purchase of agency securities.  Also, for the three and six month periods ended June, 30, 2007, the net gain on the sale of other assets decreased by $259,000 and $268,000, respectively, compared to the same period in 2006. During the three months ended June 30, 2007, KNBT provided $225,000 for the impairment in market value of two properties now held for sale.

The decrease in non-interest income during the three month period ended June 30, 2007 compared to the same period in 2006, was partially offset by an increase of $234,000 or 15.8% in deposit service charges and an increase of $113,000 or 13.2% in checkcard/ATM card fees.  The increase in both categories was a result of an increase in the number of deposit and check card accounts and also of pricing changes arising from a comprehensive pricing review of deposit and related product offerings.  The decrease in non-interest income for the six months ended June 30, 2007 compared to the same period was partially offset by an increase of $407,000 or 17.0% in trust revenue, an increase in income of $255,000 or 8.7% from Caruso and $156,000 or 11.2% from Higgins and an increase in deposit service charges of $441,000 or 15.3%. The increase in trust revenue was the primarily the result of additional revenues resulting from the acquisition of TCLV in March 2006 which substantially increased the amount of assets under management.  The Caruso and Higgins increases were primarily the result of the effective use of synergies created by cross selling initiatives by the integrated KNBT organization.

Non-Interest Expense.  Non-interest expense increased by $851,000 or 4.4%, to $20.3 million for the three months ended June 30, 2007 compared to $19.4 million for the three months ended June 30, 2006.  For the six months ended June 30, 2007, non-interest expense totaled $39.2 million, a $311,000 or 0.8% increase over the same period in 2006.  The primary reason for the increase in non-interest expense for the three month period ending June 30, 2007 compared to the same period in 2006 was the result of an increase of $803,000 or 60.6% in other operating expenses.   The increase in other operating expenses over the comparable period was largely due to $316,000 in issuance expenses resulting from the redemption of First Colonial trust preferred debt and an increase in contributions and sponsorship expenses of $274,000, a loss incurred from a robbery totaling $95,000 and an increase in deposit expenses of $65,000.  The expenses for the redemption of the First Colonial debt resulted from an acceleration of prepaid expenses due to the call of the securities.  For the three months ended June 30, 2006, KNBT evaluated its contribution and sponsorship policies and at that time adjusted downward an accrual for such expenses. Total contribution and sponsorship expense for the three months ended June 30, 2007 was $110,000. The increase in expenses for the six months ended June 30, 2007 compared to the same period in 2006 was largely due to an increase of $654,000 or 3.0% in compensation and employee benefits and a $311,000 or 0.8% increase in other operating expenses.  Theses increases were partially offset by a $271,000 or 4.4% decrease in net occupancy and equipment expense, a $246,000 or 28.2% decrease in advertising expense, a $234,000 or 14.1% decrease in professional fees and a $198,000 or 16.9% decrease in office supplies and postage.  Continued emphasis on cost control initiatives implemented during 2006 was primarily responsible for the decreases in these categories.

Income Tax Expense.  KNBT’s income tax expense decreased by $794,000 to $1.7 million and $322,000 to $4.2 million for the three and six months ended June 30, 2007 respectively, compared to the same periods in 2006. Included in the three and six months ended June 30, 2007 is an additional non-cash charge of $650,000 for the valuation allowance relating to the $5.2 million deferred tax asset recorded when KNBT made a $16.1 million contribution to the Keystone Nazareth Charitable Foundation established with the conversion of the Bank to stock form in 2003.  Upon review of KNBT’s current operations, including among other things, the effects of the $2.2 million pre-tax loss on the sale of securities and the $316,000 charge related to the accelerated amortization of deferred costs related to the issuance of trust preferred securities combined with the existing level of tax benefits acquired in prior acquisitions, KNBT determined that the valuation allowance should be increased.  The total valuation allowance for the Keystone Nazareth Charitable Foundation asset is $1.8 million.  During the three months ended September 30, 2005, through the acquisitions off NEPF and Caruso, KNBT had acquired a net operating loss carryover from NEPF of $20.0 million and $15.9 million of tax-deductible goodwill with the acquisition of Caruso.  As a result, in September 2005, KNBT established the valuation allowance with a charge of $1.1 million.  The effective income tax rate for the three and six months ended June 30, 2007 was 45.4% and 35.9%, respectively, compared to 29.4% and 28.5% for the same respective periods in 2006.  The effective tax rate, net of the $650,000 charge, was 27.7% and 30.4% for the three and six months ended June 30, 2007.

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

Changes in Internal Control Over Financial Reporting.  No change in KNBT’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended June 30, 2007 that has materially affected or is reasonably likely to materially affect, KNBT’s internal control over financial reporting.

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in KNBT’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth information regarding KNBT’s repurchases of its common stock during the quarter ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)
April 1 - 30, 2007	46,700	$14.40	46,700	2,640,568
May 1 - 28, 2007	107,927	$15.18	107,927	2,532,641
June 1 - 30, 2007	284,361	$14.99	284,361	2,248,280
Total	438,988	$14.97	438,988	N/A

(1)  On June 26, 2006, the Board of Directors authorized a repurchase of  2,807,219 shares of which 558,939 shares had been repurchased as of June 30, 2007.  There is no expiration date for this program.  Subsequent to June 30, 2007 through August 3, 2007, KNBT repurchased an additional 595,483 shares at an average price per share of $13.59.

Item 3.	Defaults Upon Senior Securities Risk Factors
(a)	There were no matters required to be reported under this item.
(b)	There were no matters required to be reported under this item.

Item 4.	Submission of Matters to a Vote of Security Holders

           The results of the Annual Meeting of Shareholders held on May 3, 2007 were previously reported in KNBT’s Form 10-Q for the quarter ended March 31, 2007.

Item 5.	Other Information
(a)	There were no matters required to be reported under this item.
(b)	There were no matters required to be reported under this item.

Item 6.	Exhibits
(a)	List of exhibits:
31.1 Section 302 Certification of the Chief Executive Officer
31.2 Section 302 Certification of the Chief Financial Officer
32.1 Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuantto Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNBT BANCORP, INC.

DATE:	August 8, 2007	BY:	/S/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

DATE:	August 8, 2007	BY:	/S/ Eugene T. Sobol
Eugene T. Sobol
Senior Executive Vice President, Chief Financial
Officer and Treasurer