Form 10-Q
period 2007-09-30
KNBT BANCORP INC
filed 2007-11-05
CIK 1236964

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C.     20549

FORM 10-Q
________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THESECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File No. 000-50426

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania	38-3681905
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

90 Highland Avenue, Bethlehem, PA	18017
(Address of Principal Executive Office)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  610-861-5000

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date:  As of October 31, 2007, 26,527,157 shares of the Registrant’s common stock were outstanding.

KNBT BANCORP, INC. AND SUBSIDIARIES

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(dollars in thousands, except share data)	2007	2006
	(unaudited)
ASSETS
Cash and due from banks	$61,770	$53,202
Interest-bearing deposits with banks	1,302	2,171
Federal funds sold	-	4,800
Cash and cash equivalents	63,072	60,173
Investment securities available-for-sale	646,121	858,854
Investment securities held to maturity
(Fair value of $28,398 at September 30, 2007 and $33,048 at December 31, 2006)	28,710	33,532
FHLBank Pittsburgh stock	23,597	30,724
Mortgage loans held-for-sale	900	1,994
Loans	1,819,014	1,620,166
Allowance for loan losses	(18,118)	(17,044)
Net loans	1,800,896	1,603,122
Bank owned life insurance	80,984	78,361
Premises and equipment, net	46,834	48,228
Accrued interest receivable	10,788	10,293
Goodwill	109,865	105,854
Other intangible assets, net	26,607	29,387
Other assets	35,102	38,305
TOTAL ASSETS	$2,873,476	$2,898,827

LIABILITIES
Non-interest-bearing deposits	$188,250	$206,972
Interest-bearing deposits	1,734,350	1,700,575
Total deposits	1,922,600	1,907,547
Securities sold under agreements to repurchase	173,563	45,296
Federal funds purchased	14,800	-
Advances from the FHLBank of Pittsburgh	367,025	519,161
Subordinated debt	15,464	38,406
Accrued interest payable	12,913	11,924
Other liabilities	17,407	20,467
TOTAL LIABILITIES	2,523,772	2,542,801

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.01 per share; authorized 20,000,000 shares, none issued	-	-
Common stock, par value $0.01 a share; authorized 100,000,000 shares, 33,970,146 and
33,963,910 shares issued at September 30, 2007 and December 31, 2006 , respectively	330	330
Additional paid-in capital	340,843	338,406
Retained earnings, substantially restricted	146,711	142,519
Treasury stock, at cost; 7,443,739 and 6,285,342 shares at
September 30, 2007 and December 31, 2006, respectively	(117,645)	(101,247)
Unallocated common stock held by Employee Stock Ownership Plan	(12,949)	(13,556)
Accumulated other comprehensive loss, net	(7,586)	(10,426)
TOTAL SHAREHOLDERS' EQUITY	349,704	356,026

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$2,873,476	$2,898,827

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands, except per share data)	2007	2006	2007	2006
	(unaudited)
INTEREST INCOME
Loans, including fees	$29,213	$25,256	$83,318	$71,348
Investment securities
Taxable	8,545	12,099	28,173	37,133
Tax-exempt	-	37	-	1,373
Other interest	77	377	1,079	848
Total interest income	37,835	37,769	112,570	110,702
INTEREST EXPENSE
Deposits	14,399	12,573	42,048	33,111
Securities sold under agreements to repurchase	1,672	462	3,116	1,491
Advances from FHLBank Pittsburgh	4,177	6,028	13,699	18,809
Subordinated debt	292	731	1,609	2,059
Total interest expense	20,540	19,794	60,472	55,470
NET INTEREST INCOME	17,295	17,975	52,098	55,232
Provision for loan losses	813	365	1,458	2,315
Net interest income after provision for loan losses	16,482	17,610	50,640	52,917
NON-INTEREST INCOME
Trust revenue	1,523	1,214	4,324	3,608
Brokerage services revenue	902	847	2,841	2,675
Benefit services revenue	1,397	1,374	4,583	4,303
Insurance services revenue	760	772	2,306	2,162
Deposit service charges	1,739	1,566	5,061	4,447
Lending fees	336	322	961	847
Check card/ATM card fees	980	890	2,811	2,535
Bank owned life insurance	889	835	2,622	2,390
Net gain (loss) on sale of investment securities	1	1,440	(1,622)	3,175
Net gain on sale of residential mortgage loans	116	178	327	233
Net (loss) gain on sale of other assets	(22)	2	(291)	2
Net (loss) gain on sale of other real estate owned	(2)	29	(14)	26
Net gain on extinguishment of debt	-	-	-	1,179
Other non-interest operating income	751	704	2,239	2,120
Total non-interest income	9,370	10,173	26,148	29,702
NON-INTEREST EXPENSE
Compensation and employee benefits	11,296	11,265	33,771	33,086
Net occupancy and equipment expense	2,891	3,171	8,847	9,399
Professional fees	1,117	796	2,536	2,451
Advertising	261	205	889	1,079
Data processing	768	682	2,164	1,948
Telecommunication	328	297	1,022	1,004
Office supplies and postage	501	404	1,474	1,575
Amortization of mortgage servicing rights	92	94	264	281
Amortization of intangible assets	963	927	2,888	2,744
Other operating expenses	1,593	1,362	5,179	4,550
Total non-interest expense	19,810	19,203	59,034	58,117

Income before income taxes	6,042	8,580	17,754	24,502
Income tax expense	1,939	2,669	6,153	7,205
NET INCOME	$4,103	$5,911	$11,601	$17,297

PER SHARE DATA
Net income- basic	$0.16	$0.22	$0.45	$0.63
Net income- diluted	$0.16	$0.22	$0.44	$0.63
Cash dividends per common share	$0.10	$0.08	$0.28	$0.23

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Nine Months Ended September 30,
(dollars in thousands, except share data)	2007	2006
	(unaudited)
Common stock number of shares
Beginning balance	33,166,591	33,080,609
Allocated Employee Stock Ownership Plan shares	35,701	35,701
Shares issued upon exercise of stock options	6,236	22,147
Ending balance	33,208,528	33,138,457

Treasury stock number of shares
Beginning balance	(6,285,342)	(3,861,000)
Repurchase of common stock	(1,158,397)	(2,413,842)
Ending balance	(7,443,739)	(6,274,842)

Common stock value
Beginning balance	$330	$330
Shares issued upon exercise of stock options	-	-
Ending balance	330	330

Additional paid in capital
Beginning balance	338,406	342,144
Reclass of unearned compensation upon adoption of SFAS 123R	-	(7,130)
Unallocated Employee Stock Ownership Plan shares	(115)	(56)
Shares issued upon exercise of stock options	38	125
Share-based compensation expense	930	839
Amortization of compensation related to the Management Recognition and Retention Plan	1,584	1,601
Ending balance	340,843	337,523

Retained earnings, substantially restricted
Beginning balance	142,519	127,471
Net income	11,601	17,297
Cash dividends paid	(7,409)	(6,405)
Ending balance	146,711	138,363

Unallocated common stock held by the Employee Stock Ownership Plan
Beginning balance	(13,556)	(14,366)
Allocation of Employee Stock Ownership Plan stock	607	607
Ending balance	(12,949)	(13,759)

Unearned common stock held by the Management Recognition and Retention Plan
Beginning balance	-	(7,130)
Reclass of unearned compensation upon adoption of SFAS 123R	-	7,130
Ending balance	-	-

Accumulated other comprehensive income (loss)
Beginning balance	(10,426)	(9,898)
Other comprehensive income (loss) net of taxes and reclassification adjustments	2,840	(1,765)
Ending balance	(7,586)	(11,663)

Treasury stock
Beginning balance	(101,247)	(61,999)
Repurchase of common stock	(16,398)	(39,080)
Ending balance	(117,645)	(101,079)

Total Shareholders' Equity	$349,704	$349,715

The accompanying notes are an integral part of these financial statements.

 KNBT BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
(dollars in thousands)	2007	2006
	(unaudited)
OPERATING ACTIVITIES:
Net income	$11,601	$17,297
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,458	2,315
Depreciation and amortization	6,870	6,791
Compensation expense, stock option plan	930	839
Management Recognition and Retention Plan expense	1,584	1,601
ESOP expense	492	551
Amortization and accretion of securities premiums and discounts, net	(252)	(273)
Loss (gain) on sale of other real estate owned	14	(26)
Loss (gain) on sales of investment securities, net	1,622	(3,175)
Loss (gain) on sale of other assets	291	(2)
Gain on sale of mortgage loans	(327)	(233)
Gain on extinguishment of debt	-	(1,179)
Mortgage loans originated for sale	(37,765)	(24,960)
Mortgage loan sales	38,862	23,485
Changes in assets and liabilities:
Increase in bank owned life insurance	(2,623)	(2,390)
(Increase) decrease in accrued interest receivable	(495)	740
Decrease (increase) in other assets	647	(7,075)
(Decrease) increase in other liabilities and accrued interest payable	(2,970)	2,919
Net cash provided by operating activities	19,939	17,225
INVESTING ACTIVITIES:
Proceeds from calls and maturities of securities available-for-sale	115,945	163,655
Proceeds from calls and maturities of securities held-to-maturity	4,874	7,993
Proceeds from sales of securities available-for-sale	169,763	111,128
Proceeds from sales of securities held to maturity	-	5,488
Purchase of securities available-for-sale	(70,029)	(37,077)
Purchase of securities held to maturity	-	(750)
Purchase of FHLBank Pittsburgh stock	(251)	(1,436)
Redemption of FHLBank Pittsburgh stock	7,378	8,309
Net increase in loans	(199,232)	(108,924)
Cash paid for acquisitions	(2,869)	(8,034)
Cash and cash equivalents obtained through acquisitions	-	1,249
Purchase of premises and equipment	(3,087)	(7,140)
Proceeds from the sale of other assets	623	1,033
Proceeds from the sale of other real estate owned	406	274
Net cash provided by investing activities	23,521	135,768
FINANCING ACTIVITIES:
Net increase in deposits	15,053	36,385
Net increase in repurchase agreements and federal funds sold	143,067	9,124
Payment on extinguishment of debt, net	-	(49,595)
Payment on the redemption of subordinated debentures	(22,997)	-
Proceeds from long-term debt	-	92,000
Payments on long-term debt	(151,915)	(216,863)
Purchase of treasury stock	(16,398)	(39,080)
Proceeds from the exercise of stock options	38	125
Cash dividends paid	(7,409)	(6,405)
Net cash used in financing activities	(40,561)	(174,309)
Increase (decrease) in cash and cash equivalents	2,899	(21,316)
Cash and cash equivalents January 1,	60,173	106,259
Cash and cash equivalents September 30,	$63,072	$84,943

Supplemental disclosure of cash flow information
Cash paid during the period for
Income taxes	$6,805	$5,199
Interest on deposits, advances and other borrowed money	$59,483	$51,739
Supplemental disclosure of non-cash investing activities
Reclassification of loans receivable to other real estate owned	$247	$335

The accompanying notes are an integral part of these financial statements.

KNBT BANCORP, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

NOTE A	PRINCIPLES OF CONSOLIDATION AND BASIS OF PRESENTATION

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

NOTE B	PENDING MERGER

The boards of directors of National Penn Bancshares, Inc. (“National Pen”) and KNBT have each unanimously approved an Agreement and Plan of Merger, dated as of September 6, 2007, pursuant to which KNBT will merge with and into National Penn, and the Bank, the wholly-owned subsidiary of KNBT, will subsequently merge with and into National Penn Bank, the wholly-owned subsidiary of National Penn.

Under the terms of the merger agreement, KNBT shareholders will be entitled to exchange each share of KNBT common stock they own for 1.03 shares of National Penn common stock on the effective date of the merger, which reflects a 3% stock dividend paid by National Penn on September 28, 2007.  KNBT shareholders will receive cash for any fractional shares that they would otherwise receive in the merger.  National Penn shareholders will continue to own their existing National Penn common shares.

KNBT incurred acquisition expenses of $410,000 relating to professional and advisory services during the quarter ended September 30, 2007 associated with the acquisition which have been appropriately reflected on the consolidated statements of income.  The transaction is expected to close in the first quarter of 2008.  The merger is subject to regulatory approval and the separate approvals of the shareholders of both KNBT and National Penn.  For further information, reference is made to the joint proxy statement/prospectus included as a part of the Registration Statement on Form S-4, file No. 146617, filed on October 10, 2007 by National Penn with respect to the proposed merger and in particular to the sections “Risk Factors”, “The Merger” and “Unaudited Pro Forma Financial Information”.

NOTE C	ACQUISITIONS

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

Under the terms of the definitive merger agreement, the Bank acquired all of the capital stock of Paragon for a purchase price of $5.3 million in cash of which $4.3 million was paid at time of closing and $1.0 million was held in escrow.  As a result of satisfaction of certain conditions set forth in the merger agreement, 50% of the escrow including interest earned was disbursed on February 28, 2007 and the balance was disbursed on August 28, 2007, the eighteenth-month anniversary of the completion of the acquisition of Paragon.

The acquisition price resulted in the recording of $2.6 million in goodwill, which is the excess cost of the entity over the net of the amounts assigned to assets acquired and liabilities assumed and $2.6 million of other intangible assets.  The intangible assets consist of $1.7 million for Paragon’s customer list, $610,000 for a restrictive covenant agreement with the principals of Paragon and $280,000 for employment agreements with the principals of Paragon. The amortization periods for the intangible assets are 15 years, 5 years and 2.7 years, respectively. Amortization expense relating to these assets was $91,000 and $43,000 for the three month periods ended September 30, 2007 and 2006, respectively, and $272,000 and $101,000 for the nine month periods ended September 30, 2007 and 2006, respectively.

Caruso Benefits Group, Inc.

On April 1, 2005, the Bank acquired Caruso, a benefits management firm based in Bethlehem, Pennsylvania.  Caruso specializes in benefits management with an emphasis on group medical, life and disability. Caruso’s results of operations have been included in KNBT’s results since the date of acquisition.  Caruso operates as a wholly owned subsidiary of the Bank.

Under the terms of the stock purchase agreement, the Bank acquired all of the capital stock of Caruso for a purchase price of $28.0 million in cash of which $20.0 million was paid at the time of closing with the remaining $8.0 million payable over a three-year period, subject to Caruso maintaining certain levels of profitability.  Caruso has exceeded profitability targets in each year during the first two years subsequent to the acquisition.  KNBT paid $2.7 million to Caruso during the second quarter of 2006 and $2.9 million during the second quarter of 2007 that represents the aggregate obligation through September 30, 2007.  The payments were made pursuant to the terms of the stock purchase agreement relating to the purchase price contingency.

The acquisition resulted in the recording of approximately $13.1 million of goodwill.  KNBT also recorded an identifiable intangible asset for Caruso’s customer list of $9.9 million that is being amortized on a straight line basis over 15 years.  The expense related to the amortization of the identifiable intangible asset arising from the Caruso acquisition totaled $165,000 and $496,000 for the three and nine-month periods ended September 30, 2007 and 2006, respectively.

Additional information and disclosures concerning the Paragon and Caruso acquisitions can be found in the Company’s Form 10-K for the year ended December 31, 2006.

NOTE D	EARNINGS PER SHARE

The Company calculates earnings per share as provided by the provisions of SFAS No. 128, “Earnings Per Share” (SFAS No. 128).  Basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 were calculated as follows:

	For the Three Months Ended September 30,
	2007			2006
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Income available to common shareholders	$4,103	25,520,303	$0.16	$5,911	26,355,973	$0.22
Effect of dilutive securities
Stock options		147,274	-		141,185	-
Management Recognition and Retention Plan shares		28,894	-		43,502	-
Total effect of dilutive securities		176,168	-		184,687	-
Diluted earnings per share
Income available to common shareholders
plus assumed exercise of options	$4,103	25,696,471	$0.16	$5,911	26,540,660	$0.22

	For the Nine Months Ended September 30,
	2007			2006
	Net	Average		Net	Average
	Income	Shares	Per Share	Income	Shares	Per Share
(in thousands, except per share data)	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Basic earnings per share
Income available to common shareholders	$11,601	26,020,245	$0.45	$17,297	27,254,749	$0.63
Effect of dilutive securities
Stock options		138,654	-		147,060	-
Management Recognition and Retention Plan shares		37,196	-		48,206	-
Total effect of dilutive securities		175,850	(0.01)		195,266	-
Diluted earnings per share
Income available to common shareholders
plus assumed exercise of options	$11,601	26,196,095	$0.44	$17,297	27,450,015	$0.63

KNBT had outstanding stock options for the three and nine months ended September 30, 2007 to purchase 1,716,480 and 1,686,492 shares of common stock, respectively, with exercise prices ranging from $14.91 to $16.56 per share that were anti-dilutive.  These options were not included in the computation of diluted earnings per share for the three and nine months ended September 30, 2007 because the option exercise price was greater than the average market price of KNBT common stock.  KNBT also had outstanding stock options for the three and nine months ended September 30, 2006, to purchase 1,307,900 and 1,274,573 shares of common stock, respectively, at $16.13 to $16.56 per share that were anti-dilutive.

Common stock outstanding for the purpose of calculating basic earnings per share does not include 761,618 and 809,219 unallocated shares held by the Employee Stock Ownership Pan (“ESOP”) at September 30, 2007 and September 30, 2006, respectively.  The exclusion of these unallocated shares held by the ESOP is in accordance with the provisions of Statement of Position (“SOP”) 93-6, “Employer’s Accounting for Employee Stock Ownership Plans”, issued by the Accounting Standards Division of the American Institute of Certified Public Accountants (“AICPA”).

Unearned and uncommitted shares of common stock held in the Management Recognition and Retention Plan (“MRRP”) are not considered to be outstanding for basic earnings per share calculations.  At September 30, 2007, unearned MRRP shares totaled 378,600 and uncommitted MRRP shares totaled 55,147.  At September 30, 2006, unearned MRRP shares totaled 379,700 and uncommitted MRRP shares totaled 176,547.

NOTE E	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and fair value of KNBT’s investment securities held-to-maturity and available-for-sale at September 30, 2007 (unaudited) and December 31, 2006 are as follows:

	At September 30, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Mortgage-backed securities	$28,710	$-	$(312)	$28,398
Total investments held to maturity	28,710	-	(312)	28,398
Available for sale:
U.S. Government and agencies	33,874	314	(29)	34,159
Obligations of state and political subdivisions	802	-	(22)	780
Asset-managed funds	5,048	-	(191)	4,857
Mortgage-backed securities	588,999	464	(11,185)	578,278
Corporate and other debt securities	26,693	-	(893)	25,800
Equity securities	2,377	14	(144)	2,247
Total investments available for sale	657,793	792	(12,464)	646,121
Total investment securities	$686,503	$792	$(12,776)	$674,519

	At December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Held to maturity:
Mortgage-backed securities	$33,532	$-	$(484)	$33,048
Total investments held to maturity	33,532	-	(484)	33,048
Available for sale:
U.S. Government and agencies	95,523	2	(949)	94,576
Asset-managed funds	5,171	-	(167)	5,004
Mortgage-backed securities	703,648	439	(15,595)	688,492
Corporate and other debt securities	68,461	277	(100)	68,638
Equity securities	2,091	79	(26)	2,144
Total investments available for sale	874,894	797	(16,837)	858,854
Total investment securities	$908,426	$797	$(17,321)	$891,902

NOTE F	STOCK BASED COMPENSATION

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

During the three-month periods ended September 30, 2007 and 2006, KNBT did not grant any new options.  For the nine-month periods ended September 30, 2007 and 2006, KNBT granted 180,050 and 217,400 new options to certain employees and directors under the 2004 Plan.  These options vest ratably over a five-year period.

A summary of all of the stock option plans as of September 30, 2007 and changes during the quarters are as follows:

	For the Nine Months Ended September 30, 2007
			Weighted Average	Aggregate
		Weighted Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (years)	Value
Outstanding as of beginning of year	1,961,432	$14.07
Issued	180,050	16.40
Exercised	(6,236)	6.08
Forfeited	-	-
Expired	-	-
Outstanding as of September 30	2,135,246	$14.29	6.61	4,811,950

Options exercisable as of September 30	1,062,947	$12.17	5.77	4,645,501

The following table summarizes information concerning KNBT’s stock options outstanding and exercisable at September 30, 2007:

	For the Nine Months Ended September 30, 2007
	Options Outstanding			Options Exercisable
Range of	Stock Options	Weighted Average		Stock Options	Weighted Average
Exercise Prices	Outstanding	Life (in Years)	Exercise Price	Exercisable	Exercise Price
$3.89 - $4.35	47,155	3.59	$ 4.20	47,155	$ 4.20
$4.36 - $6.37	314,431	4.22	5.67	314,431	5.67
$6.38 - $8.36	57,180	4.26	6.73	57,180	6.73
$11.35 - $16.56	1,716,480	7.21	16.40	644,181	16.41
	2,135,246			1,062,947

The following table is a summary of non-vested stock option activity for the nine months ended September 30, 2007:

	Number of	Average Grant Date
	Shares	Fair Value
Non-vested stock options at January 1, 2007	1,149,449	$4.30
Options Granted	180,050	4.05
Options Vested	(257,200)	4.29
Options Forfeited	-	-
Non-vested stock options at September 30, 2007	1,072,299	$4.26

The aggregate intrinsic value represents the total pre-tax intrinsic value (the difference between KNBT’s closing stock price on the last trading day of the quarter ended and the exercise price, multiplied by the number of options outstanding).  The total intrinsic value of stock options exercised during the quarters ended September 30, 2007 and 2006 was $55,662 and $33,831, respectively.

Compensation cost is generally recognized over the stated vesting period as provided in terms of the option grants.  As of September 30, 2007, there was $3.9 million of unrecognized compensation cost related to unvested stock options that is expected to be recognized over a weighted-average period of approximately 2.04 years.  However, assuming the merger with National Penn is consummated, all of such expense will be recognized during the quarter in which the merger is completed.

Management Recognition and Retention Plan

The MRRP, which is a stock-based incentive plan, provides for the ability to grant up to 808,047 restricted shares of KNBT’s common stock to the Company’s directors, advisory directors, officers and employees.  KNBT, for the benefit of the MRRP Trust, purchased 808,047 shares of KNBT common stock at an average price of $16.44 per share, which was treated as a reduction of additional paid-in-capital.  Shares awarded to date under the MRRP are generally earned by recipients at a rate of 20% per year beginning on the first anniversary date of the grant.  (Certain grants made in 2006 vest 60% on the third anniversary and 20% per year thereafter.)  On May 6, 2004, 638,000 restricted shares were awarded.  For the year ended December 31, 2005, 10,000 additional MRRP shares were awarded.  On January 26, 2007, 35,000 additional MRRP shares were awarded.  Since the inception of the MRRP, awards covering 29,100 shares were forfeited and made available for future grants.  Except as discussed below, compensation expense for this plan is being recorded over the vesting period and is based on the market value of KNBT’s stock as of the date the awards were made.  The remaining unearned compensation cost of the MRRP shares granted is $4.2 million and the periodic amortization of such cost is recorded as an increase in shareholders’ equity.  Expense under this plan for the three month periods ended September 30, 2007 and 2006 was $531,000 and $534,000, respectively.  Expense under this plan for both the nine month periods ended September 30, 2007 and 2006 was $1.6 million.  Assuming the merger with National Penn is consummated, any expense with respect to allocated but unvested MRRP shares not yet recognized will be recognized during the quarter in which the merger is completed.

The MRRP also provides for the ability to issue performance-based restricted share awards.  There were no performance-based restricted shares awarded for the nine month period ended September 30, 2007.  During the year ended December 31, 2006, the Board of Directors awarded performance-based restricted share awards covering 85,000 shares subject to increase as described below.  These shares are earned if certain defined corporate performance targets are achieved for fiscal year 2008.  If the targets are achieved, on the third anniversary of the date of grant, 60% of the shares granted will be earned with the remaining 40% being earned pro rata on the fourth and fifth anniversary dates of the grant assuming the recipient remains employed by KNBT at each of such dates.  Furthermore, if the Company exceeds the performance targets for fiscal year 2008, the awards will increase in the aggregate by 14,000 shares.  The grants specifically exclude accelerated vesting in the event of a change in control.  To date, KNBT has not recorded any compensation expense related to these performance-based restricted share awards.

In January 2007, upon further consideration of the grants of the performance-based restricted share awards, the grantees agreed to forfeit any right to receive 40% of the shares subject to the performance-based MRRP grants made in 2006 that would vest on the fourth and fifth anniversary of the grant of such awards (assuming the performance targets are met).  In return for such forfeitures, each grantee agreed to receive a cash bonus in an amount equal to the fair market value of the remaining unvested restricted shares on the third anniversary of the grant date of the performance-based restricted share awards.  Such amount will be paid in a lump sum within five days of the third anniversary of the grant date of the performance-based restricted share awards.  However, in connection with the merger with National Penn, the performance based restricted stock awards are expected to be cancelled.

NOTE G	LOANS

A summary of KNBT’s loans receivable at September 30, 2007 (unaudited) and December 31, 2006 is as follows:

	September 30,	December 31,
(in thousands)	2007	2006

Real estate
Residential	$569,795	$493,813
Commercial	389,745	362,244
Construction	62,529	61,288
Total real estate	1,022,069	917,345
Consumer loans	526,789	509,555
Commercial (non-real estate)	256,895	181,103
States and political subdivisions	12,919	13,056
Total gross loans	1,818,672	1,621,059
Mortgage loans held-for-sale	(900)	(1,994)
Deferred fees	1,242	1,101
Total loans	1,819,014	1,620,166
Allowance for loan losses	(18,118)	(17,044)
Total net loans	$1,800,896	$1,603,122

The following table shows the amounts of KNBT’s non-performing assets, defined as non-accruing loans, accruing loans 90 days or more past due and other real estate owned at September 30, 2007 (unaudited) and December 31, 2006.

	September 30,	December 31,
(dollars in thousands )	2007	2006

Non-accruing loans	$4,131	$4,869
Accruing loans 90 days or more past due	632	1,058
Total non-performing loans	4,763	5,927

Other real estate owned	119	32
Total non-performing assets	$4,882	$5,959

Total non-performing loans as a percentage of loans, net	0.26%	0.37%
Total non-performing loans as a percentage of total assets	0.17%	0.20%
Total non-performing assets as a percentage of total assets	0.17%	0.21%
Net charge-offs to average loans (net)	0.02%	0.15%

Interest on non-accrual loans which would have been
recorded at the original rate	$512	$459
Interest on non-accrual loans that was reflected in income	44	46
Net decrease in interest income	$(468)	$(413)

KNBT’s recorded investment in impaired loans was $1.1 million at September 30, 2007 and $1.6 million at December 31, 2006.  The valuation allowance related to impaired loans is a part of the allowance for loan losses and was $146,000 at September 30, 2007 and $323,000 at December 31, 2006.  The average impaired loan balance for the nine months ended September 30, 2007 was $1.1 million and $2.0 million for the nine months ended September 30, 2006.  During the nine months ended September 30, 2007 and 2006, KNBT received principal payments on impaired loans of $305,000 and $1.1 million, respectively.  Income on impaired loans is recognized by KNBT on a cash basis.  KNBT recognized $44,000 in interest income on impaired loans for the nine month period ended September 30, 2007, and $40,000 for the nine month period ended September 30, 2006.

The following table shows the (unaudited) activity in KNBT’s allowance for loan losses during the periods indicated:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
(dollars in thousands)	2007	2006	2007	2006

Allowance for loan losses, beginning of period	$17,313	$16,600	$17,044	$15,964
Provision for loan losses	814	365	1,458	2,315
Charge-offs
One-to four-family residential	(44)	(13)	(62)	(59)
Commercial and industrial	(42)	(8)	(214)	(310)
Consumer	(250)	(392)	(938)	(1,634)
Total charge-offs	(336)	(413)	(1,214)	(2,003)
Recoveries on loans previously charged-off
One-to four-family residential	13	18	28	39
Commercial and industrial	258	9	673	158
Consumer	56	51	129	157
Total recoveries	327	78	830	354
Net loans charged-off	(9)	(335)	(384)	(1,649)

Allowance for loan losses, at period end	$18,118	$16,630	$18,118	$16,630

NOTE H	RETIREMENT PLANS

1.	Defined Benefit Plans

KNBT participates in a multiple employer defined benefit pension plan, which covered substantially all employees who had 1,000 hours of service during the plan year ended October 2003.  On October 1, 2003, KNBT froze the future accrual of benefits under this plan.  KNBT continues to contribute to this plan for benefits accrued prior to October 2003.  KNBT’s contribution to this plan in the nine months ended September 30, 2007 and 2006 was $462,000 and $183,000, respectively, which is included in compensation and employee benefits expense.

As part of the Northeast Pennsylvania Financial Corp., (“NEPF”) merger, KNBT assumed the multiple employer defined benefit pension plan of NEPF.  This plan covered all employees who were age 21 or older and had one year of service at the time the plan was frozen.  NEPF had amended the plan and froze the benefits for the then current participants of the plan.  For the nine months ended September 30, 2007 and 2006, KNBT contributed approximately $249,000 and $239,000, respectively, to the NEPF pension plan, which is included in compensation and employee benefits expense.

KNBT expects to contribute an additional $291,000 in the aggregate to the two pension plans through December 31, 2007.

2.	Directors’ Deferred Plan

KNBT, as a part of previous acquisitions, assumed the deferred compensation plan for certain former directors of First Colonial.  This Plan has been subsequently frozen and no future deferrals are permitted.  The plan requires annual payments for periods of five to fifteen years beginning at age 65 or death.  The annual benefit is based upon the amount deferred plus interest.  KNBT has recorded the deferred compensation liabilities using the present value method.  The net periodic defined benefit expense for the nine months ended September 30, 2007 and September 30, 2006 was as follows:

	September 30,
(in thousands)	2007	2006

Service cost	$-	$-
Interest cost	12	12
Net amortization and deferral of prior service costs	-	-
Amortization of net loss	-	1
Net periodic benefit cost	$12	$13

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

NOTE I	NEW ACCOUNTING PRONOUNCEMENTS

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

In July 2006, FASB issued Interpretation 48 (FIN 48), “Accounting for Uncertainty in Income Taxes.”  In summary, FIN 48 requires that all tax positions subject to SFAS No. 109, “Accounting for Income Taxes,” be analyzed using a two-step approach.  The first step requires an entity to determine if a tax position is more-likely-than-not to be sustained upon examination.  In the second step, the tax benefit is measured as the largest amount of benefit, determined on a cumulative probability basis that is more-likely-than-not to be realized upon ultimate settlement.  FIN 48 is effective for fiscal years beginning after December 15, 2006, with any adjustment in a company’s tax provision being accounted for as a cumulative effect of accounting change in beginning equity.  FIN 48 also addressed how interest and penalties should be accrued for uncertain tax positions, requiring that interest expense be recognized in the first period interest would be accrued under the tax law.  KNBT’s policy, if any uncertain tax positions should occur, is that interest and penalties on unrecognized tax benefits would be part of income tax expense.  KNBT adopted FIN 48 on January 1, 2007.  The adoption of this standard did not result in a change to its beginning equity.  As of the date of adoption and as of the quarter ended September 30, 2007, KNBT did not have any liabilities for unrecognized tax benefits.  KNBT does not anticipate any significant changes in relation to unrecognized tax benefits within the next twelve months.  With few exceptions, KNBT is no longer subject to U.S. Federal or State tax examinations by tax authorities for years before 2003.

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

NOTE J	EXTINGUISHMENT OF DEBT

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

NOTE K	TREASURY STOCK

On October 27, 2004, KNBT’s Board of Directors announced its first share repurchase program.  Under the initial program, which was completed during the third quarter of 2005, KNBT repurchased a total of 3,062,486 shares at an average price per share of $15.91.  On July 27, 2005, the Board of Directors authorized an additional repurchase of 3,151,297 shares, which was completed in July 2006 at an average cost of $16.30 per share.  On June 26, 2006, the Board of Directors authorized another share repurchase program of up to ten percent or approximately 2,807,219 shares of the Company’s outstanding stock.  For the nine months ended September 30, 2007, a total of 1.2 million shares were purchased at an average cost of $14.25.

NOTE L	INCOME TAXES

KNBT accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. As of December 31, 2004, the Company had a $5.2 million deferred tax asset related to a charitable contribution carryover that expires in 2008. On April 1, 2005, the Company completed its acquisition of Caruso, which gave rise to $15.9 million of tax deductible goodwill and other identifiable intangible assets. On May 19, 2005, the Company completed its acquisition of NEPF which included a net operating loss carryover of approximately $20.0 million. The ability of KNBT to use the net operating loss carryforward acquired in connection with the acquisition of NEPF will be subject to certain limitations and can be carried forward for 20 years. In addition, the amount of KNBT’s income that can be offset by the net operating loss carryforward in any given tax year will be limited to an amount equal to the long-term tax-exempt rate as established by the Internal Revenue Service multiplied by the value of NEPF at the time of its acquisition by KNBT which is the price paid by KNBT to acquire all of the stock of NEPF.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences become deductible. During the third quarter ended September 30, 2005, management determined that it was necessary to provide a valuation allowance relating to the deferred tax asset pertaining to the federal income tax deductibility of its charitable contribution carryover.  Consequently, KNBT recorded an initial $1.1 million allowance that was included in tax expense for the third quarter of 2005. During the second quarter of 2007, KNBT recorded an additional charge of $650,000 to the allowance related to the deductibility of the charitable contribution.  During the third quarter of 2007, upon further evaluation, KNBT recorded an additional charge of $100,000 bringing the allowance to $1.85 million.  KNBT believes this valuation is reasonable and will continue to evaluate the ultimate realization of their deferred tax assets.

NOTE M	BALANCE SHEET RESTRUCTURING

On April 17, 2007, KNBT sold $81.7 million of agency securities, classified as available for sale, with an average yield of 4.14% recognizing a pre-tax loss of $2.2 million.  The transaction reduced diluted earnings per share by $0.05 for the second quarter of 2007.  The proceeds from the security sales were used to repay FHLB debt, the redemption of trust preferred securities and the purchase of agency securities.

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

On June 26, 2007, KNBT exercised its option to redeem $15.4 million of subordinated debentures. The interest rate on these securities was variable, adjusting quarterly at three-month LIBOR plus 345 basis points.

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

•
Mergers may result in significant charges to income, may not produce revenue enhancements or cost savings at levels or within time frames originally anticipated and may result in unforeseen integration difficulties;

•	Disruptions may occur from the announced merger with National Penn and may create difficulties in maintaining relationships with customers and employees;

•	The failure to obtain shareholder or regulatory approval of the pending merger with National Penn;

•	Legislation or changes in regulatory requirements adversely affect the business in which KNBT is engaged; and

•	Other factors discussed in the documents filed by KNBT with the Securities and Exchange Commission ("SEC") from time to time.

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

KNBT recognizes deferred tax assets and liabilities for future tax effects of temporary differences, net operating loss carryforwards and tax credits.  Deferred tax assets are subject to management’s judgment based upon available evidence that future realization is more likely than not.  In 2005, a valuation allowance of $1.1 million was established to write down the deferred tax asset to its net realizable value.  Upon further analysis of the Company’s operations, the valuation allowance was increased by $650,000 in the second quarter of 2007 and by $100,000 in the third quarter of 2007.  Management believes this valuation allowance is reasonable.

Goodwill and other identifiable intangible assets are subject to impairment testing at least annually to determine whether write-downs of the recorded balance are necessary.  KNBT tests for impairment based on the goodwill maintained at each defined reporting unit.  A fair value is determined for each reporting unit based on at least one of three different market valuation methodologies.  If the fair values of the reporting units exceed their book values, no write-down of recorded goodwill is necessary.  If the fair value of the reporting unit is less, an expense may be required to be recognized on KNBT’s books to write down the related goodwill to the proper carrying value.  As of September 30, 2007, KNBT’s recorded goodwill totaled $109.9 million compared to $105.9 million at December 31, 2006.  During the first quarter of 2007, KNBT finalized its valuations with respect to the Paragon acquisition resulting in an increase in goodwill.

On January 1, 2006, KNBT changed accounting policy related to share-based compensation in connection with the adoption of SFAS No.123(R). As a part of the transition to SFAS No.123(R), KNBT elected to use the modified version of prospective application (“modified prospective application”). Under modified prospective application, as it is applicable to KNBT, SFAS No. 123(R) applies to new awards and to awards which are modified, repurchased or cancelled after January 1, 2006.  Additionally, compensation expense for the portion of each award for which the requisite service period has not been rendered, generally referring to nonvested awards) that was outstanding as of January 1, 2006, is now recognized as the remaining requisite service is rendered.  Compensation expense for such awards granted prior to January 1, 2006 is based on the same method and on the same grant date fair values previously determined for the pro forma disclosures required for all companies that did not previously adopt the fair value accounting method for share-based compensation.

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

Comparison of Financial Condition as of September 30, 2007 and December 31, 2006

Assets.  KNBT’s total assets were $2.9 billion at both September 30, 2007 and December 31, 2006.  Although asset growth was flat, net loans receivable increased $197.8 million or 12.3% to $1.8 billion compared to $1.6 billion at December 31, 2006. The growth in loans receivable was primarily due to an increase of $76.0 million or 15.4% in residential real estate loans and an increase of $75.8 million or 41.9% in non-real estate commercial loans. The increase in net loans receivable was offset by a $217.6 million or 24.4% decrease in investment securities (including both available-for-sale and held-to-maturity) to $674.8 million at September 30, 2007 compared to $892.4 at December 31, 2006.  Between December 31, 2006 and September 30, 2007, the available-for-sale category decreased $212.7 million or 24.8%, which was primarily attributable to a decrease of $110.2 million or 16.0% in mortgage-backed securities, a decrease of $60.4 million or 63.9% in agency securities and a decrease of $42.8 million or 62.4% in corporate and other debt securities.  The proceeds from calls, maturities and principal repayments on investment securities during the nine months ended were used to repay FHLB debt, to fund the growth in the loan portfolio, purchase agency securities, and to fund repurchases of common stock pursuant to KNBT’s stock repurchase programs. (see NOTE M “Balance Sheet Restructuring”).

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

Non-performing loans decreased $1.2 million or 19.6% to $4.8 million at September 30, 2007 compared to $5.9 million at December 31, 2006.  The decrease was primarily due to a decline of $495,000 or 22.9% in non-performing residential mortgage loans, a decrease of $424,000 or 27.3% in non-performing commercial loans and a decrease of $246,000 or 11.1% in non-performing consumer loans.  Total non-performing loans as a percentage of net loans declined to 0.26% at September 30, 2007 compared to 0.37% at December 31, 2006.

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

The establishment of the allowance for loan losses is significantly affected by management’s judgment and uncertainties and there is likelihood that different amounts would be reported under different conditions or assumptions.  Various regulatory agencies, as an integral part of their examination process, periodically review KNBT’s allowance for loan losses.  Such agencies may require KNBT to make additional provisions for estimated loan losses based upon judgments different from those of management.  As of September 30, 2007, KNBT’s allowance for loan losses was 1.00% of total loans receivable compared to 1.05% at December 31, 2006.

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

Liabilities.  KNBT’s total liabilities equaled $2.5 billion at September 30, 2007 and at December 31, 2006.  Total deposits increased $15.1 million or 0.79% to $1.92 billion at September 30, 2007 compared to $1.91 billion at December 31, 2006.  The increase reflects, in part, KNBT’s continuing efforts to boost the level of checking accounts, money market accounts and other core deposits.  Core deposits consist of all deposits other than certificates of deposit.  FHLB advances declined $152.1 million or 29.3% to $367.0 million at September 30, 2007 compared to $519.2 million at December 31, 2006.  The repayment of maturing advances were the primary reason for the decline.  Securities sold under agreements to repurchase increased $128.3 million or 283.2% to $173.6 million at September 30, 2007 compared to $45.3 million at December 31, 2006.  The primary reason for the increase was the purchase of a $75.0 million structured repurchase agreement taking advantage of favorable funding opportunities. Subordinated debt decreased $22.9 million or 59.7% due primarily to the redemption of trust preferred securities. (See NOTE M “Balance Sheet Restructuring”)

Shareholders’ Equity.  Shareholders’ equity totaled $349.7 million at September 30, 2007 compared to $356.0 million at December 31, 2006, a decrease of $6.3 million or 1.8%. The decrease in shareholders’ equity was primarily the result of the continued repurchase of shares of KNBT common stock through the Company’s stock repurchase programs and the payment of cash dividends offset in part by net income earned during the period.  During the nine-month period ended September 30, 2007, KNBT repurchased 1,158,397 shares of its common stock at an aggregate cost of $16.4 million.  Dividends declared and paid during the nine month period ended September 30, 2007 reduced retained earnings by $7.4 million. Net income for the nine months ended September 30, 2007 was $11.6 million.   KNBT released 35,701 shares of the Company’s common stock during the nine months ended September 30, 2007 pursuant to the ESOP with a value as calculated in accordance with SOP 93-6 of approximately $493,000.

Regulatory capital for KNBT and the Bank at September 30, 2007 and December 31, 2006 are shown in the following tables.

	At September 30, 2007
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(To risk-weighted assets)
Company (consolidated)	$257,065	12.73%	$161,490	8.00%	N/A	N/A
Bank	$220,729	10.74%	$164,493	8.00%	$205,616	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$238,947	11.84%	$80,745	4.00%	N/A	N/A
Bank	$202,864	9.85%	$82,246	4.00%	$123,369	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$238,947	8.79%	$108,726	4.00%	N/A	N/A
Bank	$202,864	7.36%	$110,121	4.00%	$137,652	5.00%

	At December 31, 2006
			Required		To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital
(To risk-weighted assets)
Company (consolidated)	$288,207	14.83%	$155,432	8.00%	N/A	N/A
Bank	$256,766	13.23%	$155,320	8.00%	$194,151	10.00%
Tier I Capital
(To risk-weighted assets)
Company (consolidated)	$271,163	13.96%	$77,716	4.00%	N/A	N/A
Bank	$239,722	12.35%	$77,660	4.00%	$116,490	6.00%
Tier I Capital
(To average assets, leverage)
Company (consolidated)	$271,163	9.77%	$111,068	4.00%	N/A	N/A
Bank	$239,722	8.55%	$112,157	4.00%	$140,196	5.00%

Liquidity.  KNBT’s primary sources of funds are from deposits, amortization of loans, loan prepayments and the maturity of loans, mortgage-backed securities and other investments, and other funds provided from operations.  While scheduled payments from the amortization of loans and mortgage-backed securities and maturing investment securities are relatively predictable sources of funds, deposit flows and loan prepayments can be greatly influenced by general interest rates, economic conditions and competition.  KNBT also maintains excess funds in short-term, interest-bearing assets that provide additional liquidity and also utilizes outside borrowings, primarily from the FHLB, as an additional funding source.  KNBT uses its liquidity to fund existing and future loan commitments, to fund maturing certificates of deposit and demand deposit withdrawals, to invest in other interest-earning assets, and to meet operating expenses.  In addition to cash flow from loan and securities payments and prepayments as well as from sales of available-for-sale securities and mortgage loans, KNBT has significant borrowing capacity available to fund liquidity needs.  For the nine months ended September 30, 2007, the average balance of FHLB advances and Federal funds purchased were $439.7 million and $7.0 million, respectively.  For the nine months ended September 30, 2006, the average balance of FHLB advances was $647.2 million.  KNBT had no Federal funds purchased during the nine months ended September 30, 2006.  To date, KNBT’s borrowings have consisted primarily of advances from the FHLB of Pittsburgh and overnight funds from banks.

“GAP” Analysis.  The following interest rate sensitivity “GAP” table sets forth the amounts of KNBT’s interest-earning assets and interest-bearing liabilities outstanding at September 30, 2007, which are expected, based upon certain assumptions, to reprice or mature in each of the future time periods shown.  Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability.  The table sets forth an approximation of the projected repricing of assets and liabilities at September 30, 2007, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three-month period and subsequent selected time intervals.  The loan amounts in the table reflect principal balances expected to be repaid and/or repriced as a result of contractual amortization and anticipated prepayments of adjustable-rate loans and fixed-rate loans, and as a result of contractual rate adjustments on adjustable-rate loans.  Annual prepayment rates for adjustable-rate and fixed-rate single-family and multi-family mortgage loans are assumed to range from 14% to 32%.  The annual prepayment rate for mortgage-backed securities is assumed to range from 12% to 32%.  Money market deposit accounts, savings accounts and interest-bearing checking accounts are assumed to have annual rates of withdrawal, or “decay rates,” in the first year of the analysis of 11%, 11% and 12%, respectively.

	At September 30, 2007
		More than	More than	More than	More than
	3 Months	3 Months	6 Months	1 Year	3 Years	More than
(dollars in thousands)	or Less	to 6 Months	to 1 Year	to 3 Years	to 5 Years	5 Years	Total
Interest-earning assets (1):
Deposits at other institutions	$1,302	$-	$-	$-	$-	$-	$1,302
Loans receivable (2)	419,917	84,398	174,222	509,475	288,267	343,635	1,819,914
Investment securities, debt	68,326	33,995	76,463	249,253	123,909	120,389	672,335
Investment securities, equity	-	-	-	-	-	26,093	26,093
Total interest-earning assets	$489,545	$118,393	$250,685	$758,728	$412,176	$490,117	$2,519,644
Cumulative total interest-
earning assets	$489,545	$607,938	$858,623	$1,617,351	$2,029,527	$2,519,644	$2,519,644
Interest-bearing liabilities:
Savings deposits	$8,107	$5,354	$10,237	$35,296	$27,732	$101,661	$188,387
Interest-bearing checking deposits	6,622	6,425	12,284	42,356	48,106	107,164	222,957
Money market deposits	16,697	16,201	30,972	106,794	216,976	174,518	562,158
Certificates of deposit	172,042	177,269	208,811	190,921	10,129	1,676	760,848
FHLB advances and other
borrowings	281,239	9,894	32,719	110,211	38,435	98,354	570,852
Total interest-bearing
liabilities	$484,707	$215,143	$295,023	$485,578	$341,378	$483,373	$2,305,202
Cumulative total interest-
bearing liabilities	$484,707	$699,850	$994,873	$1,480,451	$1,821,829	$2,305,202	$2,305,202
Interest-earning assets
less interest-bearing
liabilities	$4,838	$(96,750)	$(44,338)	$273,150	$70,798	$6,744	$214,442
Cumulative interest-rate
sensitivity gap (3)	$4,838	$(91,912)	$(136,250)	$136,900	$207,698	$214,442
Cumulative interest-rate gap as a
percentage of total assets at
September 30, 2007	0.17%	(3.20%)	(4.74%)	4.76%	7.23%	7.46%
Cumulative interest-earning assets
as a percentage of
cumulative interest-bearing
liabilities at September 30, 2007	101.00%	86.87%	86.30%	109.25%	111.40%	109.30%

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

Comparison of Operating Results for the Three and Nine Months Ended September 30, 2007 and 2006

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

Net Interest Income.  Net interest income represents the difference between income on interest-earning assets and expense paid on interest-bearing liabilities.  Net interest income also depends upon the relative amounts of interest-earning assets and interest-bearing liabilities and the interest rate earned or paid on them. Net interest income is the primary source of earnings for KNBT.  Therefore, the interest rate environment has material impact on KNBT’s earnings.  The traditional view of the banking business holds that banks pay interest on their deposits based upon shorter term interest rates while making loans tied to longer term interest rates.  As a result, KNBT is able to increase net interest income at a faster pace when the spread between short-term and long-term U.S. Treasury rates is positive.  This embraces the view that funding costs are more directly tied to shorter term rates, while loan rates are more tied to intermediate and longer term rates. However, in 2004, the yield curve flattened and remained so during 2005 and 2006 and through the period ended September 30, 2007, resulting in a compressed net interest margin since long-term rates were the same as or increased less than short-term rates (an inverted yield curve).  KNBT believes that net interest margins for its industry will continue to be challenged if the yield curve remains flat or inverted, as competition for loans and deposits remains intense, as customers continue to migrate from lower rate to higher rate deposits or other products, and as the benefit of adding or repricing investment securities is diminished.

For the three months ended September 30, 2007, KNBT’s net interest income was $17.3 million, a decrease of $680,000 or 3.8% compared to $18.0 million for the same period in 2006. For the nine months ended September 30, 2007, net interest income was $52.1 million, a decrease of $3.1 million or 5.7% compared to $55.2 million for the nine months ended September 30, 2006.  The decrease in both periods was mainly the result of the effects of the flat to inverted yield curve that has persisted during this timeframe, combined with a continued shift in deposit mix away from lower-cost deposit products to higher-cost consumer and other time deposits.  KNBT’s average interest-earning assets totaled $2.5 billion for the three months ended September 30, 2007 compared to $2.6 billion for the same period in 2006.  Average interest-earning assets for the nine month period ended September 30, 2007 were $2.5 billion, a $107.5 million or 4.1% decrease from average interest-earning assets of $2.6 billion for the same period in 2006.  Average interest-bearing liabilities were $2.3 billion for the three months ended September 30, 2007 compared to $2.4 billion for the comparable period in 2006.  Average interest-bearing liabilities for the nine month period ended September 30, 2007 totaled $2.3 billion, a $106.9 million or 4.5% decrease from average interest-bearing liabilities of $2.4 billion for the same period in 2006.  The decrease in both interest-earning assets and interest-bearing liabilities was primarily the result of KNBT’s continuing its efforts to reduce debt through paying-off rather than refinancing maturing FHLB advances, extinguishing debt as it did in March and June of 2006, calling its trust preferred debt and repurchasing shares as part of its ongoing share repurchase programs.

KNBT’s average interest rate spread on a tax equivalent basis was 2.49% and 2.47% for the three and nine month periods ended September 30, 2007, respectively, compared to 2.52% and 2.59% for the three and nine month periods ended September 30, 2006.  The effective tax rate used for the taxable equivalent adjustment was 35%.  The net interest margin, a measure of net interest income performance, is determined by dividing net interest income on a tax equivalent basis by the average balance of total interest-earning assets.  The net interest margin on a tax-equivalent basis for the three and nine month periods ended September 30, 2007 was 2.80% and 2.79%, respectively, compared to 2.79% and 2.86% for the same three and nine month periods in 2006.  KNBT’s net interest margin and average interest rate spread has contracted from the comparable 2006 levels due to increased deposit costs and the flat to inverted yield curve which has increased short-term funding costs at a faster rate than yields on interest-earning assets.  The flattening of the yield curve that was experienced in 2006 as well as through the second quarter of 2007 and the associated impact of funding KNBT’s ongoing share repurchase programs has negatively impacted our margin and compressed the interest rate spread between our longer term assets and our shorter term liabilities.

KNBT presents its net interest margin on a tax-equivalent basis because management believes that presentation of its net interest margin and average interest rate spread on a tax-equivalent basis provides information that is useful for a proper understanding of the operating results of KNBT's business.  These disclosures should not be viewed as a substitute for operating results determined in accordance with generally accepted accounting principles (“GAAP”) nor are they necessarily comparable to non-GAAP performance measures, which may be presented by other companies. Without the adjustment for tax-free income, the net interest margin was 2.76% and 2.75%, respectively, for the three and nine month periods ended September 30, 2007 compared to 2.76% and 2.80% for the same respective periods in 2006.  See “-Average Balances, Net Interest Income, and Yields Earned and Rates Paid.”

Interest Income.  KNBT’s total interest income was $37.8 million for the three-month period ended September 30, 2007, a $66,000 or 0.17% increase compared to the three-month period ended September 30, 2006.  For the nine months ended September 30, 2007, total interest income was $112.6 million, a $1.9 million or 1.7% increase compared to $110.7 million for the nine months ended September 30, 2006.  The increase in total interest income was primarily attributable to an increase in interest income on loans.  Interest income on loans totaled $29.2 million for the three months ended September 30, 2007, an increase of $4.0 million, or 15.7%, compared to $25.3 million for the three months ended September 30, 2006.

For the nine months ended September 30, 2006, interest income on loans was $83.3 million, an increase of $12.0 million or 16.8% compared to $71.3 million for the same period in 2006 reflecting, in large part, the effects of the increase in the average balance of loans for the nine-month period ended September 30, 2007 by $202.7 million or 13.3% to $1.7 billion compared to $1.5 billion for the nine-month period ended September 30, 2006.

Interest income on investment securities for the three months ended September 30, 2007 was $8.5 million, a $3.6 million or 29.6% decrease compared to $12.1 million for the same period in 2006.  For the nine months ended September 30, 2007, interest income on investment securities was $28.2 million, a decrease of $10.3 million or 26.8% compared to $38.5 million for the nine months ended September 30, 2006.  The decrease in interest income on investment securities was primarily driven by a decrease in the average balance of investment securities caused by the sale and maturing of investment securities.  Proceeds from security sales were used to fund the growth in the loan portfolio, repay FHLB debt and redeem subordinated debt securities and also used to fund common stock purchases pursuant to KNBT’s stock repurchase programs.  The average balance of investment securities for the nine-month period ended September 30, 2007 decreased $312.0 million or 28.5% to $783.5 million compared to $1.1 billion for the nine-month period ended September 30, 2006.

Interest Expense.  KNBT’s total interest expense for the three months ended September 30, 2007 was $20.5 million, an increase of $746,000 or 3.8%, compared to $19.8 million for the same period in 2006.  For the nine months ended September 30, 2007, total interest expense was $60.5 million an increase of $5.0 million or 9.0% over the nine month period ended September 30, 2006.  The growth in interest expense is primarily the result of KNBT customers shifting funds into higher yielding non-core deposits. KNBT’s strategy of using cheaper core deposits has partially mitigated the increase in interest expense caused by the shift.  In addition, KNBT has offset the impact of increasing interest rates by redeeming subordinated debt securities and by paying off rather than refinancing maturing FHLB debt.  Interest expense on deposits totaled $14.4 million for the three months ended September 30, 2007, an increase of $1.8 million or 14.5%, compared to $12.6 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, interest expense on deposits totaled $42.0 million, an increase of $8.9 million or 27.0% compared to $33.1 million for the nine months ended September 30, 2006.  Interest on FHLB advances, subordinated debt and securities sold under agreements to repurchase for the three months ended September 30, 2007 totaled $6.1 million, a decrease of $1.1 million or 15.0% compared to $7.2 million for the same period in 2006.  For the nine months ended September 30, 2007, interest on FHLB advances, subordinated debt and securities sold under agreements to repurchase for the totaled $18.4 million, a decrease of $3.9 million or 17.6% compared to $22.4 million for the same period in 2006.

The increase in interest expense on deposits for the three month and nine month periods ended September 30, 2007 compared to the same period in 2006 was primarily due to the increase in the average rate paid on deposits.  The Federal Reserve Board’s increases in short-term rates in 2006 which increased market rates generally have resulted in KNBT having to increase rates paid on deposits.  Consequently, due to the increase in short-term rates, combined with intense competitive pressure, higher cost, short-term time deposits have now become a more favorable funding source than short- term borrowing obligations.  The average rate paid on deposits increased 40 basis points to 3.35% for the three-month period ended September 30, 2007 compared to the same period in 2006.  For the nine month period ended September 30, 2007, the average rate paid on deposits increased 60 basis points to 3.25% compared to the same period in 2006. The average balance of interest-bearing deposits increased $60.5 million or 3.6% to $1.72 billion for the nine months ended September 30, 2007 compared to $1.7 billion for the same period in 2006.

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

	For the Three Months Ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Interest-bearing balances with banks	$1,336	$15	4.49%	$6,294	$80	5.08%
Federal funds sold	4,757	62	5.21%	22,529	297	5.27%
Investment securities
Taxable (1)	719,560	8,545	4.75%	1,010,334	12,099	4.79%
Tax-exempt (2)	-	-	-	3,043	57	7.49%
Loans receivable (2) (3)	1,795,209	29,443	6.56%	1,579,827	25,429	6.44%
Allowance for loan losses	(17,644)			(16,617)
Net loans	1,777,565	29,443	6.63%	1,563,210	25,429	6.51%
Total interest-earning assets	2,503,218	38,065	6.08%	2,605,410	37,962	5.83%
Non-interest-earning assets	355,043	-		359,340	-
Total assets, interest income	$2,858,261	38,065		$2,964,750	37,962
Interest-bearing liabilities
Demand deposits	$229,284	$516	0.90%	$236,346	$424	0.72%
Money market deposits	549,837	5,097	3.71%	448,266	3,852	3.44%
Savings deposits	197,106	234	0.47%	239,887	279	0.47%
Certificates of deposit	744,334	8,552	4.60%	779,620	8,018	4.11%
Total interest-bearing deposits	1,720,561	14,399	3.35%	1,704,119	12,573	2.95%
Securities sold under agreements
to repurchase	152,687	1,672	4.38%	45,450	462	4.07%
Federal funds purchased	12,470	165	5.29%	-	-	-
FHLB advances	384,870	4,012	4.17%	602,068	6,028	4.00%
Other debt	15,483	292	7.54%	38,585	731	7.58%
Total interest-bearing liabilities	2,286,071	20,540	3.59%	2,390,222	19,794	3.31%
Non-interest-bearing liabilities
Non-interest-bearing deposits	191,170	-		195,523	-
Other liabilities	32,021	-		34,625	-
Total liabilities, interest expense	2,509,262	20,540		2,620,370	19,794
Shareholders' equity	348,999	-		344,380	-
Total liabilities
and shareholders' equity, interest expense	$2,858,261	20,540		$2,964,750	19,794

Net interest income on
tax-equivalent basis (2)		17,525			18,168
Net interest spread on
tax-equivalent basis (4)			2.49%			2.52%
Net interest margin on
tax-equivalent basis (5)			2.80%			2.79%
Tax-exempt adjustment		(230)	(0.04%)		(193)	(0.03%)

Net interest income and margin (4) (5)		$17,295	2.76%		$17,975	2.76%
Average interest-earning assets
to average interest-bearing liabilities			109.50%			109.00%

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a tax-equivalent basis. The tax-equivalent adjustments included above are $230,000 and $193,000 for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate used for the tax-equivalent adjustment was 35%.
(3) Loan expenses of $162,854 and $51,258 for the three months ended September 30, 2007 and 2006, respectively, are included in interest income. Average loan balances include non-accruing loans of $4.2 million and $5.8 million and average loans held-for-sale of $631,000 and $29,000 for the three months ended September 30, 2007 and 2006, respectively.
(4) Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax-equivalent basis, and the rate paid on interest-bearing liabilities. On a
GAAP basis, the Company's net interest spread was 2.45% and 2.49% for the three months ended September 30, 2007 and 2006, respectively.
(5) Net interest margin is computed on a GAAP basis by dividing net interest income by average interest-earning assets.

	For the Nine Months Ended September 30,
	2007			2006
		Interest	Average		Interest	Average
	Average	Income/	Yield/	Average	Income/	Yield/
(dollars in thousands)	Balance	Expense	Rate	Balance	Expense	Rate
Interest-earning assets
Interest-bearing balances with banks	$9,098	$349	5.11%	$14,355	$453	4.21%
Federal funds sold	18,401	730	5.29%	10,325	395	5.10%
Investment securities
Taxable (1)	783,494	28,173	4.79%	1,056,499	37,132	4.69%
Tax-exempt (2)	-	-		39,031	2,113	7.22%
Loans receivable (2) (3)	1,730,711	83,983	6.47%	1,527,986	71,868	6.27%
Allowance for loan losses	(17,185)		0.00%	(16,203)
Net loans	1,713,526	83,983	6.53%	1,511,783	71,868	6.34%
Total interest-earning assets	2,524,519	113,235	5.98%	2,631,993	111,961	5.67%
Non-interest-earning assets	351,153	-		354,195	-
Total assets, interest income	$2,875,672	113,235		$2,986,188	111,961
Interest-bearing liabilities
Demand deposits	$234,246	1,548	0.88%	$233,168	1,028	0.59%
Money market deposits	562,669	15,705	3.72%	400,194	9,246	3.08%
Savings deposits	206,113	745	0.48%	252,744	857	0.45%
Certificates of deposit	721,019	24,050	4.45%	777,460	21,980	3.77%
Total interest-bearing deposits	1,724,047	42,048	3.25%	1,663,566	33,111	2.65%
Securities sold under agreements
to repurchase	97,103	3,116	4.28%	53,806	1,491	3.69%
Federal funds purchased	7,012	278	5.29%	-	-
FHLB advances	439,672	13,421	4.07%	647,205	18,809	3.87%
Other debt	28,503	1,609	7.53%	38,709	2,059	7.09%
Total interest-bearing liabilities	2,296,337	60,472	3.51%	2,403,286	55,470	3.08%
Non-interest-bearing liabilities
Non-interest-bearing deposits	192,329	-		192,464	-
Other liabilities	30,922	-		33,384	-
Total liabilities, interest expense	2,519,588	60,472		2,629,134	55,470
Shareholders' equity	356,084	-		357,054	-
Total liabilities
and shareholders' equity, interest expense	$2,875,672	60,472		$2,986,188	55,470

Net interest income on
tax-equivalent basis (2)		52,763			56,491
Net interest spread on
tax-equivalent basis (4)			2.47%			2.59%
Net interest margin on
tax-equivalent basis (5)			2.79%			2.86%
Tax-exempt adjustment		(665)	(0.04%)		(1,259)	(0.06%)

Net interest income and margin (4) (5)		$52,098	2.75%		$55,232	2.80%
Average interest-earning assets
to average interest-bearing liabilities			109.94%			109.52%

(1) Includes Federal Home Loan Bank stock.
(2) The indicated interest income and average yields are presented on a tax-equivalent basis. The tax-equivalent adjustments included above are $665,000 and $1.3 million for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate used for the tax-equivalent adjustment was 35%.
(3) Loan expenses of $451,079 and $45,790 for the nine months ended September 30, 2007 and 2006, respectively, are included in interest income. Average loan balances include non-accruing loans of $4.3 million and $5.5 million and average loans held-for-sale of $1.3 million and $304,000 for the nine months ended September 30, 2007 and 2006, respectively.
(4) Net interest spread is the arithmatic difference between yield on interest-earning assets, adjusted to a tax-equivalent basis, and the rate paid on interest-bearing liabilities. On a
GAAP basis, the Company's net interest spread was 2.43% and 2.53% for the nine months ended September 30, 2007 and 2006, respectively.
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

	For the Three Months Ended
	September 30, 2007		September 30, 2006
		Average		Average
(dollars in thousands)	Interest	Yield/Cost	Interest	Yield/Cost

Investment securities - nontaxable	$-	-	$37	4.86%
Tax-equivalent adjustments	-		20
Investment securities - nontaxable to a taxable equivalent yield	$-	-	$57	7.49%

Loans receivable - nontaxable	$427	4.24%	$322	3.90%
Tax-equivalent adjustments	230		173
Loans receivable - nontaxable to a taxable equivalent yield	$657	6.52%	$495	5.99%

Net interest income	$17,295		$17,975
Tax-equivalent adjustment	230		193
Net interest income, tax equivalent	$17,525		$18,168
Net interest rate spread, no tax adjustment		2.45%		2.49%
Net interest margin, no tax adjustment		2.76%		2.76%

	For the Nine Months Ended
	September 30, 2007		September 30, 2006
		Average		Average
(dollars in thousands)	Interest	Yield/Cost	Interest	Yield/Cost

Investment securities - nontaxable	$-	-	$1,373	4.69%
Tax-equivalent adjustments	-		740
Investment securities - nontaxable to a taxable equivalent yield	$-	-	$2,113	7.22%

Loans receivable - nontaxable	$1,234	4.20%	$965	3.90%
Tax-equivalent adjustments	665		519
Loans receivable - nontaxable to a taxable equivalent yield	$1,899	6.46%	$1,484	5.99%

Net interest income	$52,098		$55,232
Tax-equivalent adjustment	665		1,259
Net interest income, tax equivalent	$52,763		$56,491
Net interest rate spread, no tax adjustment		2.43%		2.53%
Net interest margin, no tax adjustment		2.75%		2.80%

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

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007
	Compared to Three Months Ended September 30, 2006			Compared to Nine Months Ended September 30, 2006
	Increase (Decrease)		Total	Increase (Decrease)		Total
	Due to		Increase	Due to		Increase
(in thousands)	Rate	Volume	(Decrease)	Rate	Volume	(Decrease)
Interest Income:
Interest-bearing deposits with banks	$(2)	$(63)	$(65)	$62	$(166)	$(104)
Federal funds sold	(1)	(234)	(235)	26	309	335
Investment securities (1)	(87)	(3,524)	(3,611)	106	(11,178)	(11,072)
Loans receivable, net (2)	547	3,467	4,014	2,580	9,535	12,115
Total interest-earning assets	457	(354)	103	2,774	(1,500)	1,274
Interest Expense:
Demand deposits	105	(13)	92	515	5	520
Money market deposits	372	873	1,245	2,705	3,754	6,459
Savings deposits	5	(50)	(45)	46	(158)	(112)
Certificates of deposit	897	(363)	534	3,666	(1,596)	2,070
Total interest-bearing deposits	1,379	447	1,826	6,932	2,005	8,937
Securities sold under agreements to repurchase	120	1,090	1,210	425	1,200	1,625
Federal funds purchased	-	165	$165	-	278	$278
FHLB advances and other borrowings	159	(2,175)	(2,016)	643	(6,031)	(5,388)
Other debt	(1)	(438)	(439)	93	(543)	(450)
Total interest-bearing liabilities	1,657	(911)	746	8,093	(3,091)	5,002
(Decrease) increase in net interest income (3)	$(1,200)	$557	$(643)	$(5,319)	$1,591	$(3,728)

(1) Total decrease in interest income on investment securities on a nontaxable equivalent basis would be $3.6 million and $10.3 million for the three and nine month comparisons, respectively.
(2) Total increase in interest income on loans receivable on a nontaxable equivalent basis would be $4.0 million and $12.0 million for the three and nine month comparisons, respectively.
(3) Total decrease in net interest income on a nontaxable equivalent basis would be $680,000 and $3.1 million for the three and nine month comparisons, respectively.

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

KNBT made a provision for loan losses of $813,000 for the three months ended September 30, 2007 compared to $365,000 for the three months ended September 30, 2006, an increase of $448,000 or 122.7%.  For the nine months ended September 30, 2007, the provision for loan losses was $1.5 million, a decrease of $857,000 or 37.0% compared to the same period in 2006.  KNBT has made provisions in order to maintain the allowance for loan losses at a level that to the best of its knowledge covers all known and inherent losses that are both probable and reasonable to estimate at the dates presented in KNBT’s loan portfolio.  The allowance for loan loss to total loans at September 30, 2007 was 1.00% compared to 1.05% at December 31, 2006.  For the nine months ended September 30, 2007, charge-offs were primarily related to consumer loans.  Non-performing loans totaled $4.8 million and $5.9 million at September 30, 2007 and December 31, 2006, respectively.  At September 30, 2007, KNBT’s allowance for loan losses was 380.4% of non-performing loans compared to 287.6% at December 31, 2006.

Non-Interest Income.  Non-interest income decreased $803,000 or 7.9% to $9.4 million for the three months ended September 30, 2007 compared to $10.2 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, non-interest income totaled $26.1 million, a decrease of $3.6 million or 12.0% compared to the same period in 2006. The decrease for the three months ended September 30, 2007 compared to the same period in 2006 was primarily due to reporting a gain on the sale of investments of $1.4 million in the third quarter of 2006 compared to a gain of only $1,000 in the 2007 period.  This decrease was partially offset by an increase in trust revenues of $309,000 or 25.5%.  The increase in trust revenue was the result of additional revenues from the acquisition of TCLV in March 2006 which substantially increased the amount of assets under management.

The primary reason for the decrease for the nine month period ended September 30, 2007 over the comparable period in 2006 was the fact that net gain on the sale of investments decreased $4.8 million or 151.1% in the 2007 period compared to the 2006 period.  During the nine month period ending September 30, 2007, KNBT reported a net loss of $1.6 million on sale of investment securities compared to a $3.2 million gain on sale of investment securities for the nine months ended September 30, 2006.  The proceeds from the security sales in both the three and nine month period ending September 30, 2007 were used to repay FHLB debt, redeem subordinated debt securities and purchase agency securities   In addition, during the nine month period ended September 30, 2006, KNBT reported a gain of $1.2 million due to an extinguishment of debt.  The overall decrease in non-interest income, was partially offset by an increase of $716,000 or 19.8% in trust revenue, an increase in income of $280,000 or 6.5% from Caruso and $166,000 or 6.2% from KNBT Securities and an increase in deposit service charges of $614,000 or 13.8%.  The effective use of synergies created by cross selling initiatives contributed to the increases in Caruso and KNBT Securities.  The increase in service charges was principally the result of price changes on deposit product offerings due to a comprehensive pricing.

Non-Interest Expense.  Non-interest expense increased by $607,000 or 3.2%, to $19.8 million for the three months ended September 30, 2007 compared to $19.2 million for the three months ended September 30, 2006.  For the nine months ended September 30, 2007, non-interest expense totaled $59.0 million, a $917,000 or 1.6% increase over the same period in 2006.  The primary reason for the increase in non-interest expense for the three month period ending September 30, 2007 compared to the same period in 2006 was the result of an increase of $321,000 or 40.3% in professional fees mainly related to costs associated with the pending National Penn merger.  In addition, during the three month period there was an increase in other operating expenses of $231,000 or 17.0% over the comparable period 2006.   The increase in expenses for the nine months ended September 30, 2007 compared to the same period in 2006 was largely due to an increase of $685,000 or 2.1% in compensation and employee benefits and a $629,000 or 13.8% increase in other operating expenses.  The principal reason for the increase in compensation expense for the nine month period ended September 30, 2007 over similar period in 2006 was the inclusion of employees from the Paragon transaction which became effective on March 1, 2007.  The increase in other operating expense was mainly due to $316,000 in issuance expenses resulting from the redemption of a portion of First Colonial’s trust preferred debt and a loss incurred from a robbery totaling $95,000.  The expenses incurred in the redemption of the First Colonial debt resulted from an acceleration of prepaid expenses due to the call of the securities.  Theses increases were partially offset by a $552,000 or 5.9% decrease in net occupancy and equipment expense, a $190,000 or 17.6% decrease in advertising expense and a $101,000 or 6.4% decrease in office supplies and postage.  Continued emphasis on cost control initiatives implemented during 2006 was primarily responsible for the decreases in these categories.

Income Tax Expense.  KNBT’s income tax expense decreased $730,000 to $1.9 million and $1.1 million to $6.2 million for the three and nine months ended September 30, 2007 respectively, compared to the same periods in 2006. Included in the three months ended September 30, 2007 is an additional non-cash charge of $100,000 and $750,000 for the nine months ended September 30, 2007 for the valuation allowance relating to the $5.2 million deferred tax asset recorded when KNBT made a $16.1 million contribution to the Keystone Nazareth Charitable Foundation established with the conversion of the Bank to stock form in 2003.  KNBT has continued to review its current operations, including among other things, the effects of the $2.2 million pre-tax loss on the sale of securities and the $316,000 charge incurred in connection with the accelerated amortization of deferred costs related to the issuance of trust preferred securities combined with the existing level of tax benefits acquired in prior acquisitions.  As a result of its September 30, 2007 review, the Company determined that the valuation allowance should be increased.  The total valuation allowance for the Keystone Nazareth Charitable Foundation asset is $1.85 million.  During the three months ended September 30, 2005, through the acquisitions of NEPF and Caruso, KNBT acquired a net operating loss carryover from NEPF of $20.0 million and $15.9 million of tax-deductible goodwill from Caruso.  As a result, in September 2005, KNBT established the valuation allowance with a charge of $1.1 million.  The effective income tax rate for the three and nine months ended September 30, 2007 was 32.1% and 34.7%, respectively, compared to 31.1% and 29.4% for the same respective periods in 2006.  The effective tax rate, net of the valuation charge, was 30.4% for both the three and nine months ended September 30, 2007.

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

Changes in Internal Control Over Financial Reporting.  No change in KNBT’s internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) under the Securities Exchange Act of 1934, as amended) occurred during the quarter ended September 30, 2007 that has materially affected or is reasonably likely to materially affect, KNBT’s internal control over financial reporting.

PART II                      OTHER INFORMATION

Item 1.	Legal Proceedings

There are no matters required to be reported under this item.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in KNBT’s Annual Report on Form 10-K for the year ended December 31, 2006 with respect to the operation of KNBT’s business.  For risks related to the pending merger with National Penn, reference is made to “Risk Factors” in the joint proxy statement/prospectus included in the Registration Statement on Form S-4, File No. 146617, filed by National Penn on October 10, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.
(b)	Not applicable.
(c)	The following table sets forth information regarding KNBT’s repurchases of its common stock during the quarter ended September 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plan or Program(s) (1)
July 1 - 31, 2007	355,483	$13.79	355,483	1,892,797
August 1 - 31, 2007	315,534	$13.33	315,534	1,577,263
September 1 - 30, 2007	-	-	-	1,577,263
Total	671,017	$13.57	671,017	N/A

(1)  On June 26, 2006, the Board of Directors authorized a repurchase of  2,807,219 shares of which 1,229,956 shares had been repurchased as of September 30, 2007.  There is no expiration date for this program.

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
2.1
Agreement and Plan of Merger between National Penn Bancshares, Inc. and KNBT Bancorp, Inc., dated as of September 6, 2007.  (Incorporated by reference to Exhibit 2.1 to KNBT’s Current Report on Form 8-K filed with the Commission on September 7, 2007)

31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuantto Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KNBT BANCORP, INC.

DATE:	November 5, 2007	BY:	/S/ Scott V. Fainor
Scott V. Fainor
President and Chief Executive Officer

DATE:	November 5, 2007	BY:	/S/ Eugene T. Sobol
Eugene T. Sobol
Senior Executive Vice President, Chief Financial
Officer and Treasurer